Form 10-Q
period 1996-03-31
XYLAN CORP
filed 1996-05-13
CIK 914698

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ______________________

                                  FORM  10-Q
(MARK ONE)
 [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                      OR

 [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 0-27764
                        ______________________________

                              XYLAN CORPORATION
            (Exact name of registrant as specified in its charter)

          CALIFORNIA                                      95-4433911
- - - - ---------------------------------                  -----------------------
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

                            26679 WEST AGOURA ROAD
                          CALABASAS, CALIFORNIA 91302
                   (Address of principal executive offices)
                           TELEPHONE: (818) 880-3500
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filled by Section 13 or 15(d) of the Securites Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]* No [_]

The number of shares outstanding of the registrant's Common Stock as of March 31, 1996, was 40,243,427.

This quarterly report on Form 10-Q contains a total of 65 pages, of which this page is page 1.


* The Registrant has been subject to such filing requirements since March 11, 1996, the effective date of its Registration Statement on Form 8-A.

                               XYLAN CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE PERIOD ENDED MARCH 31, 1996



                                     INDEX

                                                                         PAGE
                                                                      ----------
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements:

              Condensed Consolidated Balance Sheets -- December 31,
               1995 and March 31, 1996                                     3


              Condensed Consolidated Statements of Operations --
               Three Months Ended March 31, 1995, December 31,
               1995 and March 31, 1996                                     4


              Condensed Consolidated Statements of Cash Flows --
                Three Months Ended March 31, 1995, December 31,
                1995 and March 31, 1996                                    5


              Notes to Condensed Consolidated Financial Statements        6-9


Item 2.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         10


PART II       OTHER INFORMATION

Item 1.       Legal Proceedings                                            23

Item 2.       Changes in Securities                                        23

Item 3.       Defaults in Senior Securities                                23

Item 4.       Submission of Matters to a Vote of Security Holders          23

Item 5.       Other Information                                            25

Item 6.       Exhibits and Reports on Form 8-K                             25

              Signature                                                    26

              Exhibit Index                                                27

                       PART I  --  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               XYLAN CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                (IN THOUSANDS)

                                                                DECEMBER 31,    MARCH 31,
                                                                    1995          1996
                                                                -----------   ------------
                                   ASSETS                                     (UNAUDITED)
Current assets:
    Cash and cash equivalents.................................    $  6,034      $ 56,180
    Short-term investments....................................          --        25,472
    Accounts receivable, net..................................      13,142        19,731
    Inventories...............................................       2,128         4,646
    Prepaid expenses and other current assets.................         383         1,440
                                                                -----------   -----------
        Total current assets..................................      21,687       107,469
Investments...................................................          --         7,023
Property and equipment, net...................................       5,073         7,314
Other assets..................................................         488           440
                                                                -----------   -----------
                                                                  $ 27,248      $122,246
                                                                ===========   ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current installments of capital lease obligations.........    $    329      $    337
    Accounts payable..........................................       7,371         9,778
    Accrued expenses..........................................       2,258         4,254
    Deferred revenue..........................................         599           707
                                                                  ---------     ---------
        Total current liabilities.............................      10,557        15,076
    Capital lease obligations, less current installments......         509           423
    Deferred revenue..........................................          77           356
                                                                  ---------     ---------
        Total liabilities.....................................      11,143        15,855
                                                                  ---------     ---------

Shareholders' equity:
    Convertible preferred stock...............................          26            --
    Common stock and additional paid-in capital...............      31,012       119,879
    Unearned compensation.....................................        (887)       (2,125)
    Accumulated deficit.......................................     (14,046)      (11,363)
                                                                  ---------     ---------
        Net shareholders' equity..............................      16,105       106,391
                                                                  ---------     ---------
                                                                  $ 27,248      $122,246
                                                                  =========     =========

  The accompanying notes are an integral part of these financial statements.

                               XYLAN CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                    --------------------------------------
                                                    MARCH 31,     DECEMBER 31,   MARCH 31,
                                                      1995           1995          1996
                                                    --------       ---------     ---------
Revenue.................................            $ 1,397        $ 15,522      $ 23,392
Cost of revenue.........................                961           7,412        10,823
                                                    --------       ---------     ---------

     Gross profit.......................                436           8,110        12,569
                                                    --------       ---------     ---------
Operating expenses:
  Research and development..............              1,039           2,429         3,194
  Sales and marketing...................              2,088           3,808         5,800
  General and administrative............                350           1,422           989
                                                    --------       ---------     ---------
Total operating expenses................              3,477           7,659         9,983
                                                    --------       ---------     ---------

     Operating income (loss)............             (3,041)            451         2,586
Interest income (expense), net..........                 71             (14)          177
                                                    --------       ---------     ---------

Income (loss) before income taxes.......             (2,970)            437         2,763
Income tax expense......................                 --              --            80
                                                    --------       ---------     ---------

     Net income (loss)..................            $(2,970)       $    437      $  2,683
                                                    ========       =========     =========

Net income (loss) per share.............           $   (.14)       $    .01      $    .06
                                                   =========       =========     =========

Weighted average common and common equivalent
shares outstanding                                   21,151          43,096        43,957
                                                   =========       =========     =========

   The accompanying notes are an integral part of these financial statements.

                               XYLAN CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                  THREE MONTHS ENDED
                                                                    ----------------------------------------------
                                                                        MARCH 31,    DECEMBER 31,    MARCH 31,
                                                                          1995          1995           1996
                                                                        ---------    ------------    ---------
Cash flows from operating activities:
 Net income (loss).................................................      $(2,970)       $   437       $  2,683
 Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
   Depreciation and amortization...................................           93            413            524
   Consulting expense paid in common stock.........................            6             53             --
   Unearned compensation amortization..............................           --             54            157
   Changes in operating assets and liabilities:
     Accounts receivable...........................................       (1,052)        (5,264)        (6,589)
     Inventories...................................................       (1,815)        (1,258)        (2,518)
     Prepaid expenses and other current assets.....................           56             46         (1,057)
     Other assets..................................................          (49)          (235)            48
     Accounts payable..............................................        1,284          3,381          2,407
     Accrued expenses..............................................          305           (160)         1,996
     Deferred revenue..............................................           19             66            388
                                                                         -------        -------       --------
      Net cash used in operating activities........................       (4,123)        (2,467)        (1,961)
                                                                         -------        -------       --------

Cash flows from investing activities:
 Purchases of property and equipment...............................         (699)        (1,554)        (2,765)
 Sales (purchases) of investments..................................       (5,821)            11        (32,495)
                                                                         -------        -------       --------

      Net cash used in investing activities........................       (6,520)        (1,543)       (35,260)
                                                                         -------        -------       --------

Cash flows from financing activities:
 Proceeds from issuances of common stock and common stock warrants            --              3         87,446
 Proceeds from issuances of convertible preferred stock............        9,986         10,028             --
 Repayments of debt................................................           --         (1,000)           (79)
                                                                         -------        -------       --------
      Net cash provided by financing activities....................        9,986          9,031         87,367
                                                                         -------        -------       --------

      Net increase (decrease) in cash and cash equivalents.........         (657)         5,021         50,146
Cash and cash equivalents at beginning of period...................          694          1,013          6,034
                                                                         -------        -------       --------
Cash and cash equivalents at end of period.........................      $    37        $ 6,034       $ 56,180
                                                                         =======        =======       ========

Supplemental disclosure of cash flow information--cash paid during
the period for interest............................................      $    10        $    57       $     58
                                                                         =======        =======       ========

  The accompanying notes are an integral part of these financial statements.

                               XYLAN CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


NOTE 1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the three month period ending March 31, 1996 are not necessarily indicative of results which may be achieved for the full fiscal year or for any future period. The unaudited consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto contained in Xylan Corporation's ("Xylan" or the "Company") Registration Statement on Form S-1, File No. 333-00574, declared effective by the Securities and Exchange Commission on March 11, 1996.

NOTE 2.   INVESTMENTS

     Investments at March 31, 1996 consist of corporate and government debt securities. In accordance with the provisions of Statement of Financial Accounting Standards Board No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies its investments as available-for-sale securities. The market value of these securities at March 31, 1996, approximated cost.

NOTE 3.   ACCOUNTS RECEIVABLE

     During the three months ended March 31, 1996, the Company shipped certain products for which the earnings process was not complete. Accordingly, the Company deferred recognition of the related revenue and cost of revenue and recorded as of March 31, 1996 approximately $2.4 million as a decrease in inventory and approximately $2.4 million as an increase in accounts receivable.

NOTE 4.   INVENTORIES

     Inventories, primarily component parts, are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

NOTE 5.   SHAREHOLDERS' EQUITY

     On March 12, 1996, the Company completed its initial public offering of a total of 4,830,000 shares of common stock, including the underwriter's over-allotment of 630,000 shares. Of the total, 3,680,000 shares of common stock were sold by the Company, and 1,150,000 shares were sold by a selling shareholder. Aggregate net proceeds to the Company were approximately $87.4 million.

     Upon the effectiveness of the initial public offering, all of the 25,698,676 outstanding shares of preferred stock were converted into the same number of shares of common stock. Additionally, a warrant containing an automatic net exercise provision was converted into 185,725 shares of common stock.

     The Company has a 1993 Stock Incentive Plan (the "1993 Plan"). Under the 1993 Plan, 8,000,000 shares of the Company's authorized but unissued common stock are reserved for options or stock purchase grants. As of March 31, 1996, the Company has issued 679,026 shares of common stock and 6,811,300 granted options are still outstanding. In connection with the grant of stock options, for financial statement presentation purposes, the Company has recorded unearned compensation, net of cancellations, of $2,336,000 for the difference between the grant price and the deemed fair market value. This amount will be recorded as compensation expense ratably over the vesting period for each option. For the quarters ended December 31, 1995 and March 31, 1996, the Company recorded $54,000 and $157,000 of compensation expense, respectively.

     On January 22, 1996, the Board of Directors:

     - Approved a two-for-one stock split of the Company's capital stock, which became effective as of February 28, 1996. Accordingly, all references to the number of shares and per share information for all periods presented have been adjusted to give effect to the stock split.

     - Approved an increase in the number of authorized shares of common stock to 200,000,000 and authorized 5,000,000 shares of undesignated preferred stock.

     -  Adopted certain technical amendments to the 1993 Plan.

     - Adopted the 1996 Stock Option Plan (the "1996 Plan") which reserves 3,000,000 shares of common stock for issuance under this plan.

     - Adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan") which reserves 1,500,000 shares of Common Stock for issuance.

     - Adopted the 1996 Directors Stock Option Plan (the "Directors' Plan") which reserves 150,000 shares of common stock for issuance related to nonstatutory stock options to nonemployee directors of the Company.

NOTE 6.   INCOME TAXES

 The Company's provision for income taxes for the three months ended March 31, 1996 is based upon the Company's estimate of the effective tax rate for fiscal 1996.

NOTE 7.   COMPUTATION OF NET INCOME (LOSS) PER SHARE

     Net income (loss) per common and common equivalent share has been computed using the weighted average number of common and common equivalent shares outstanding using the treasury stock method, as adjusted for the two-for-one common stock split, effective as of February 28, 1996, for all periods presented. Shares used in the net income (loss) per share calculation are summarized as follows (in thousands):


                                                                             THREE MONTHS ENDED
                                                                   --------------------------------------
                                                                    MARCH 31,   DECEMBER 31,   MARCH 31,
                                                                      1995          1995         1996
                                                                    ---------  --------------  ---------
Weighted average common stock outstanding.....................         10,320        10,320       37,364
Weighted average common stock equivalents outstanding.........         10,831        32,776        6,593
                                                                       ------        ------       ------
Shares used in net income (loss) per share calculation........         21,151        43,096       43,957
                                                                       ======        ======       ======

     Pursuant to the requirements of the Securities and Exchange Commission, common stock, stock options, warrants and convertible preferred stock issued by the Company during the twelve months immediately preceding the initial public offering date have been included in the calculation of the weighted average shares outstanding for all periods presented using the treasury stock method. Stock options, warrants and convertible preferred stock issued prior to 1995 are excluded from the computation for the quarter ended March 31, 1995, as their inclusion would be antidilutive.

NOTE 8.   NEWLY ADOPTED FINANCIAL ACCOUNTING STANDARDS

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement provides guidelines for recognition of impairment losses related to long-term assets. The adoption of this new standard did not have a material effect on the Company's consolidated financial statements.

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"). This statement encourages, but does not require, a fair value based method of accounting for employee stock options. The Company elected to continue to measure compensation costs under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and to comply with the pro forma disclosure requirements of Statement No. 123. The adoption of this standard had no impact on the Company's consolidated financial statements.

NOTE 9.   SEGMENT INFORMATION

     For the quarters ended March 31, 1995, December 31, 1995 and March 31, 1996, the Company's three largest customers in each quarter accounted for 42%, 58% and 59% of revenue, respectively. The Company's three largest customers in the first quarter of 1996, accounted for 34.4%, 12.8% and 11.9% of revenue, respectively. Sales to customers outside of North America accounted for approximately 55%, 54% and 67% of the Company's revenue in the quarters ended March 31, 1995, December 31, 1995, and March 31, 1996, respectively. However, these percentages may understate sales of the Company's products to international end users because certain of the Company's U.S.-based OEM partners sell the Company's products abroad.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the matters discussed in this report are forward looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular the factors described below under the heading "Factors Affecting Future Results," and those mentioned in the Company's prospectus dated March 11, 1996, under the heading "Risk Factors."

OVERVIEW

     Xylan is a leading provider of high-bandwidth switching systems that enhance the performance of existing local area networks ("LANs") and facilitate migration to next-generation networking technologies such as asynchronous transfer mode ("ATM"). From inception (July 9, 1993) to December 31, 1994, the Company was primarily engaged in product research and development and in the development of systems and operations. The Company began commercial shipments of its initial OmniSwitch products in January 1995 and introduced the PizzaSwitch product family in March 1996. The Company first achieved profitability in the fourth quarter of 1995. As of March 31, 1996, the Company had an accumulated deficit of $11.4 million.

     The Company markets its products worldwide through OEM partners, network integrators and its own direct sales force. Aggregate sales to OEM partners and network integrators accounted for 25% and 69%, respectively, of the Company's revenue for the quarter ended March 31, 1995, 71% and 27%, respectively, of the Company's revenue for the quarter ended December 31, 1995, and 42% and 56%, respectively, for the quarter ended March 31, 1996.

     The Company intends to continue to significantly increase its investments in research and development, sales and marketing and related infrastructure. Any such increases will be highly dependent on factors including the continued growth of the Company's revenues and the rate thereof, success in hiring the appropriate personnel and market acceptance of the Company's products. Due to the anticipated increases in the Company's operating expenses, the Company's operating results will be materially and adversely affected if revenue does not increase. Xylan's limited operating history makes the prediction of future annual or quarterly operating results difficult or impossible. Although the Company has experienced revenue growth in all quarters since revenue was first recognized, such growth rates will not be sustainable and are not indicative of future operating results. There can be no assurance that the Company will sustain profitability.

     As Xylan only began commercial shipments of its OmniSwitch products in January 1995, and due to the significant growth in both revenues and operating expenses for the quarter ended March 31, 1996, versus the same quarter in 1995, the Company believes that the comparison of the operating results for the quarter ended March 31, 1996, versus the quarter ended December 31, 1995, is more meaningful than the comparison of the quarter ended March 31, 1996, versus the quarter ended March 31, 1995.

RESULTS OF OPERATIONS

REVENUE

     Revenue for the quarter ended March 31, 1995, the first quarter in which products were shipped, was $1.4 million. Revenue for the quarter ended December 31, 1995 was $15.5 million and increased 51% to $23.4 million for the quarter ended March 31, 1996. The increase in revenue was due to a number of factors, including substantial growth of the LAN switching market, continued introduction by the Company of additional features and functions to its OmniSwitch product family and the introduction of the PizzaSwitch product family in March 1996, significant shipments to end users in Japan, market acceptance of the Company's LAN switching products, and the Company's investment in sales and marketing efforts. The relative contribution of most of these factors cannot be quantified, and future changes in an individual factor therefore cannot be used to predict future revenue growth. While the Company has achieved quarter-to-quarter revenue growth in previous quarters, the Company does not expect to sustain this rate of sequential quarterly revenue growth in future periods.

     For the quarters ended March 31, 1995, December 31, 1995 and March 31, 1996, the Company's three largest customers accounted for 42%, 58% and 59%, respectively, of revenue. Of the three largest customers in the first quarter of 1996, one customer, a network integrator in Japan accounted for in excess of 30% of revenue. The Company anticipates that this customer will not constitute a similar proportion of the Company's revenue in future periods. Sales to customers outside of North America accounted for approximately 55%, 54% and 67%, of the Company's revenue in the quarters ended March 31, 1995, December 31, 1995, and March 31, 1996, respectively. However, these percentages may understate sales of the Company's products to international end users because certain of the Company's U.S.-based OEM partners sell the Company's products abroad.

GROSS PROFIT

     Gross margins were approximately 31%, 52% and 54% for the quarters ended March 31, 1995, December 31, 1995 and March 31, 1996, respectively. The lower gross margins in the first quarter of 1995 resulted from allocating fixed costs over a smaller revenue base, costs associated with tooling charges and smaller lot sizes during the early months of the Company's initial product introduction. The increase from the fourth quarter of 1995 to the first quarter of 1996 resulted primarily from increased sales to network integrators, relative to sales to the Company's OEMs that are typically made at lower margins. This increase was partially offset by lower margins from PizzaSwitch product sales.

     The Company's gross margins in the future will be affected by a number of factors, including product mix, competitive market pricing and discount levels, manufacturing volumes and fluctuations in component costs. After initial product introduction, the Company's strategy is to seek to reduce component costs, particularly by integrating newly-developed ASICs into such products. In addition, the timing and execution of new product introductions may impact gross margins and result in excess or obsolete inventories. The Company's gross margins may also fluctuate due to the mix of distribution channels employed. The Company expects to realize higher gross margins on direct sales than on sales through its OEM partners and network integrators. Although gross margins may vary from quarter to quarter, the Company does not anticipate improvements in gross margins during the remainder of 1996.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses were $1.0 million, $2.4 million and $3.2 million for the quarters ended March 31, 1995, December 31, 1995 and March 31, 1996, respectively. This represents an increase of 220% from the first quarter of 1995 to the first quarter of 1996, and an increase of 33% from the fourth quarter of 1995 to the first quarter of 1996. These increases were primarily due to a significant increase in the number of development personnel, additional product development expenses incurred in connection with ongoing development of new products and enhancements to the OmniSwitch and PizzaSwitch product family as well as significant prototyping and tooling costs related to the final development and test phases of new products. From December 31, 1995 to March 31, 1996, the number of development personnel increased by approximately 22%.

     As a percentage of revenue, research and development expenses were 74%, 16% and 14% for the quarters ended March 31, 1995, December 31, 1995 and March 31, 1996, respectively. This decline was due to the significant increases in revenue.

     The market for the Company's products is characterized by frequent new product introductions and rapidly changing technology and industry standards, any of which can render Xylan's existing products obsolete. As a result, the Company's success will depend to a substantial degree upon its ability to develop and introduce in a timely fashion new products and enhancements to its existing products that meet changing customer requirements and emerging industry standards. Accordingly, the Company expects to continue to make substantial investments in research and development and anticipates that research and development expenses will continue to increase in 1996 in absolute dollars.

SALES AND MARKETING EXPENSES

     Sales and marketing expenses were $2.1 million, $3.8 million and $5.8 million for the quarters ended March 31, 1995, December 31, 1995 and March 31, 1996, respectively. This represents an increase of 176% from the first quarter of 1995 to the first quarter of 1996, and an increase of 53% from the fourth quarter of 1995 to the first quarter of 1996. These increases were primarily due to expenses related to the addition of direct sales personnel throughout the United States, Europe and Asia, increased commission expenses resulting from higher sales, and advertising and promotional campaigns in support of the Company's direct and network integrator channels. The company incurred additional sales and marketing expenses in connection with the launch of the PizzaSwitch, the introduction of additional features and enhancements to the OmniSwitch product family and demonstration equipment used for customer trials. From December 31, 1995 to March 31, 1996, the number of sales and marketing personnel increased by approximately 25%.

     As a percentage of revenue, sales and marketing expenses were 150%, 25% and 25% for the quarters ended March 31, 1995, December 31, 1995 and March 31, 1996, respectively. The decline was due to the significant increases in revenue.

     As the Company continues to expand its direct sales force, adding personnel and offices worldwide, and to introduce new products and enhancements to its existing products, it expects that sales and marketing expenses will continue to increase in 1996 in absolute dollars.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were $350,000, $1.4 million and $1.0 million for the quarters ended March 31, 1995, December 31, 1995 and March 31, 1996, respectively. The increase in the first quarter of 1995 to the first quarter of 1996 primarily reflects the addition of personnel and systems to support the growth of Xylan's business. The decrease from the fourth quarter of 1995 to the first quarter of 1996 is primarily due to a reduction in legal expenses associated with the Ascom Timeplex litigation, and relocation costs and severance payments for certain employees that were incurred in the quarter ended December 31, 1995.

     As a percentage of revenue, general and administrative expenses were 25%, 9% and 4% for the quarters ended March 31, 1995, December 31, 1995 and March 31, 1996, respectively. These declines were due to the significant increases in revenue.

     As the Company continues to expand its direct sales force, add personnel and offices worldwide, and introduce new products and enhancements to its existing products, it expects that general and administrative expenses will continue to increase in 1996 in absolute dollars.

INTEREST INCOME (EXPENSE)

     Interest income (expense), net was $71,000, $(14,000) and $177,000 for the quarters ended March 31, 1995, December 31, 1995 and March 31, 1996, respectively. The increase in the first quarter of 1996 over the prior quarters is primarily the result of interest income earned on the net proceeds of $87.4 million from the Company's initial public offering.

PROVISION FOR INCOME TAXES

     As a result of net operating losses, no provision for income taxes was recorded for 1995. The Company's provision for income taxes for the quarter ended March 31, 1996 was 3% of pretax income, reflecting the use of net operating loss carryforwards. For the remainder of 1996, the Company expects to continue to record a 3% provision for income taxes, although such percentage may vary depending on several factors, including tax benefits associated with disqualifying dispositions of shares acquired under incentive stock options, the availability of research and development tax credits and the international component of the Company's business. As of December 31, 1995, the Company had available net operating loss carryforwards for federal and state tax purposes of approximately $12.4 million and $6.2 million, respectively, to offset future United States tax obligations.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations and capital expenditures through the sale of Common Stock and Preferred Stock, for aggregate proceeds of approximately $117 million, and capital lease and other debt financing. For the quarters ended March 31, 1995, December 31, 1995 and March 31, 1996, cash utilized by operating activities was $4.1 million, $2.5 million and $2.0 million, respectively. The decrease in cash utilized from the fourth quarter of 1995 to the first quarter of 1996 is the result of the increase in net income partially offset by increased working capital necessary to fund the significantly expanded operations and the resulting inventories and accounts receivable.

     For the quarters ended March 31, 1995, December 31, 1995 and March 31, 1996, capital expenditures aggregated $700,000, $1.6 million and $2.8 million, respectively. The Company expects capital expenditures to total approximately $13 million in 1996. The Company does not anticipate material capital expenditures to be made for additional manufacturing space in 1996.

     The Company requires substantial working capital to fund its business, particularly to finance inventories and accounts receivables and for capital expenditures. The Company's future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of the Company's products. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

     The Company's principal source of liquidity as of March 31, 1996, consisted of $56.2 million in cash and cash equivalents, $25.5 million in short-term investments and a $7.5 million bank credit facility. The Company believes that existing cash and investment balances and cash flow expected to be generated from future operations, will be sufficient to meet the Company's requirements for at least the next 12 months.

FACTORS AFFECTING FUTURE RESULTS

  Limited Operating History; Recent Profitability; Uncertain Future Profitability. The Company was organized in July 1993 and began shipping its first LAN switching products in volume in the first quarter of 1995. The Company's initial products offered limited interfaces and, in September 1995, the Company began offering fully-featured products. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. As of March 31, 1996, the Company had an accumulated deficit of $11.4 million. The Company has experienced substantial revenue growth since January 1995, and first achieved profitability in the fourth quarter of 1995. Due to the Company's limited operating history, there can be no assurance of revenue growth and profitability on a quarterly or annual basis in the future. While the Company achieved significant quarter-to-quarter revenue growth since it introduced its products in 1995, the Company does not expect to sustain the same rate of sequential quarterly revenue growth in future periods. The Company intends to increase significantly its investments in 1996 in research and development, sales and marketing and related infrastructure. Any such increases will be highly dependent on factors including the continued growth of the Company's revenues and the rate thereof, success in hiring the appropriate personnel and market acceptance of the Company's products. Due to the anticipated increases in the Company's operating expenses, the Company's operating results will be adversely affected if revenue does not increase. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in rapidly evolving markets. To address these risks, the Company must, among other things, successfully increase the scope of its operations, respond to competitive developments, continue to attract, retain and motivate qualified personnel and continue to commercialize products incorporating advanced technologies. There can be no assurance that the Company will be successful in addressing such risks.

  Fluctuations in Operating Results. The Company's revenue and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including (i) the timing and amount of significant orders from the Company's OEM partners and network integrators, (ii) the Company's success in developing, introducing and shipping product enhancements and new products, (iii) the ability to obtain sufficient supplies of sole or limited source components for the Company's products, (iv) the ability to attain and maintain production volumes and quality levels for its products,
(v) the mix of distribution channels and products, (vi) new product introductions by the Company's competitors, (vii) pricing actions by the Company or its competitors, (viii) changes in material costs and (ix) general economic conditions. See "Factors Affecting Future Results--Dependence on OEM Partners and Network Integrators; Customer Concentration," "--Dependence on Sole and Limited Source Suppliers and Availability of Components," "--Substantial Increase in Manufacturing Operations; Dependence on Contract Manufacturing," "--Competition," "--Rapid Technological Change; New Products and Evolving Markets," "--Uncertain Market Acceptance of the Company's Products; Product Concentration" and "--Product Complexity."

  The Company's revenue in any period is highly dependent upon the sales efforts and success of Xylan's OEM partners and network integrators, which are not within the control of the Company. The Company generally realizes a higher gross margin on direct sales than on sales through its OEM partners and network integrators. Accordingly, if the Company's OEM partners and network integrators were to account for an increased portion of the Company's revenue, gross margins would decline. In addition, new products may have different gross margins than existing products. In particular, the Company's PizzaSwitch, introduced in the first quarter of 1996, currently has a lower gross margin than the OmniSwitch. A significant portion of the Company's expenses, such as rent, headcount and capital lease expenses, are relatively fixed in advance, based in large part on the Company's forecasts of future sales. If sales are below expectations in any given period, the adverse effect of a shortfall in sales on the Company's operating results may be magnified by the Company's inability to adjust spending to compensate for such shortfall. The Company's backlog at the beginning of each quarter typically is not sufficient to achieve expected revenue for that quarter. To achieve its revenue objectives, the Company is dependent upon obtaining orders in a quarter for shipment in that quarter. Furthermore, the Company's agreements with its customers typically provide that they may change delivery schedules and cancel orders within specified timeframes without significant penalty. The Company's industry is characterized by short product life cycles and declining prices of existing products, which requires continual improvement of manufacturing efficiencies and introduction of new products and enhancements to existing products to maintain gross margins. Moreover, in response to competitive pressures or to pursue new product or market opportunities, the Company may take certain pricing or marketing actions that could materially and adversely affect the Company's operating results. For example, a reduction in prices of the Company's products could result in lower revenues, an increase in discounts offered to the Company's OEM partners or network integrators would adversely affect the Company's operating margins, and a substantial targeted marketing campaign could significantly increase marketing expense and result in decreased profitability. As a result of all of the foregoing, there can be no assurance that the Company will be able to achieve or sustain profitability on a quarterly or annual basis. In addition, it is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

  Competition. The market for network switching products is intensely competitive and subject to frequent product introductions with improved price/performance characteristics, rapid technological change and continued emergence of new industry standards. Many networking companies, including Bay Networks, Inc., Cabletron Systems, Inc., Cisco Systems, Inc., FORE Systems, Inc. and 3Com Corporation, have introduced, or have announced their intention to develop, network switching products that are or will be competitive with the Company's products. In addition, many of the Company's large competitors offer customers a broader product line which provides a more comprehensive networking solution than the Company currently offers. Xylan expects that other companies will also enter markets in which the Company competes. In addition to competition from providers of network switching products, the Company expects to face competition from other vendors in the networking market who may incorporate switching functionality into their products or provide alternative network solutions. Furthermore, the Company's OEM partners may in the future develop competitive products and may then decide to terminate their relationships with the Company. Many of the Company's current and potential competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed customer base, than the Company. As a result, these competitors may be able to devote greater resources to the development, promotion, sale and support of their products than the Company. In addition, competitors with a larger installed customer base may have a competitive advantage over the Company when selling similar products or alternative networking solutions to such customers. Increased competition could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against either current or potential competitors in the future. See "Risk Factors--Dependence on Proprietary Technology; Intellectual Property Litigation."

  Substantial Increase in Manufacturing Operations; Dependence on Contract Manufacturing. The Company is in the process of substantially increasing its flow of materials, contract manufacturing capacity and internal test and quality functions to respond to customer demand and reduce its order lead times. Any inability or delay in increasing product flow would limit the Company's revenue, could adversely affect the Company's competitive position and could result in late fees or cancellation of orders under agreements with the Company's OEM partners, although these have not occurred to date. The Company currently requires additional manufacturing space and is in the process of leasing an additional 40,000 square feet of space (a portion of which will be used for manufacturing) that is scheduled to be occupied during July 1996. Any delay in leasing or occupying this additional space, or interruption in the normal flow of production as the Company expands manufacturing activities to this new facility, could have a material adverse effect on the Company's business, operating results and financial condition. The Company may also require manufacturing space beyond this 40,000 square foot facility in 1996 or thereafter. There can be no assurance that such additional space, if required, will be available in a timely manner or on commercially reasonable terms. Xylan's operational strategy relies on outsourcing of manufacturing. The Company currently subcontracts component procurement and kitting to a small number of companies, and printed circuit board assembly to a single company (Victron, Inc.), that specialize in those services. In connection with its operational strategy, the Company is seeking to secure additional sources of supply, including additional contract manufacturers. The Company has experienced in the past, and may in the future experience, problems with its contract manufacturer, such as inferior quality, insufficient quantities and late delivery of product. While such problems have not resulted in any material liabilities from the Company to its customers or end-users to date, there can be no assurance that such problems will not generate material liabilities for the Company or adversely impact the Company's relations with its customers and end-users in the future. In addition, the Company may in the future experience pricing pressure from its contract manufacturers. To date, the Company has had only limited experience with the use of contract manufacturers. There can be no assurance that the Company will effectively manage its contract manufacturers or that these manufacturers will meet the Company's future requirements for timely delivery of products of sufficient quality and quantity. The Company intends to introduce a number of new products and product enhancements in 1996 and 1997, which will require that the Company rapidly achieve volume production by coordinating its efforts with those of its suppliers and contract manufacturers. Certain of the Company's products in development will require contract manufacturers to adopt or develop advanced manufacturing techniques, which could inhibit volume manufacturing of those products. The inability of Xylan's contract manufacturers to provide it with adequate supplies of high-quality products or the loss of any of the Company's contract manufacturers could cause a delay in Xylan's ability to fulfill orders while the Company identifies a replacement manufacturer and could have a material adverse effect upon the Company's business, operating results and financial condition.

  Dependence on Sole and Limited Source Suppliers and Availability of Components. Several key components used in the manufacture of the Company's products are currently purchased only from single or limited sources. At present, single-sourced components include programmable integrated circuits, selected integrated circuits and cables and custom-tooled sheet metal; and limited-sourced components include flash memories, dynamic random access memories ("DRAMs"), printed circuit boards and ASICs. The Company generally does not have long-term agreements with any of these single or limited sources of supply. The Company is in the process of incorporating ASICs in many of its products. Each of these ASICs is initially being manufactured only by a single source, particularly LSI Logic Corporation, and accordingly the risks of relying on sole sources is expected to increase. Any interruption in the supply of any of these components, or the inability of the Company to procure these components from alternate sources at acceptable prices and within a reasonable time, could have a material adverse effect upon the Company's business, operating results and financial condition. Qualifying additional suppliers is time consuming and expensive and the likelihood of errors is greater with new suppliers. The Company uses a rolling six-month forecast based on anticipated product orders to determine its general materials and components requirements. Lead times for materials and components ordered by the Company vary significantly, and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. If orders do not match forecasts, the Company may have excess or inadequate inventory of certain materials and components. From time to time the Company has experienced shortages and allocations of certain components and has experienced delays in filling orders while waiting to obtain the necessary components. Given current worldwide demand for integrated circuits and certain other components used by the Company and the complexity and yield problems in manufacturing such integrated circuits and components, such shortages and allocations are likely to occur in the future and could have a material adverse effect on the Company's business, operating results and financial condition.

  Management of Growth. The Company's recent growth has placed a significant strain on the Company's financial and management personnel and information systems and controls. This growth has resulted in a continuing increase in the level of responsibility for both existing and new management personnel. The Company recently implemented new and enhanced financial and management information systems and controls and is training its personnel to operate such systems. Any difficulty in the operation of such new and enhanced systems or the training of personnel, or any disruptions in the transition to such new or enhanced systems and controls, could adversely affect the Company's ability to accurately forecast sales demand and calibrate manufacturing to such demand, to calibrate purchasing levels, to accurately record and control inventory levels, and to record and report financial and management information on a timely and accurate basis. Due to its rapid growth and the fact that such systems and controls had not been implemented, the Company experienced each of these problems in 1995. The occurrence of the Company's problems with forecasting sales demands did not result in shortfalls in projected revenues in 1995. However, the occurrence of any of these events in the future could have a material adverse effect on the Company's business, financial condition and results of operations.

  Dependence on OEM Partners and Network Integrators; Customer
Concentration. The Company is pursuing a sales and marketing strategy focused on developing three channels of distribution for its products: worldwide OEM partners, network integrators in North America and overseas and direct sales. The Company has established OEM partnerships with leading communications and networking companies, including Alcatel N.V. ("Alcatel"), Digital Equipment Corporation ("Digital"), Hitachi Computer Products (America), Inc. ("Hitachi"), and Network Systems Corporation. Although there is a large number of end-users of Xylan's products, the Company's customer base is highly concentrated and a relatively small number of customers have accounted for a significant portion of the Company's revenue to date. The Company's OEM partners and network integrators account, and are expected to continue to account, for a substantial portion of the Company's net revenue. Aggregate sales to OEM partners accounted for approximately 60% and 42% of Xylan's revenue in 1995 and the first quarter of 1996, respectively. Sales to three of the Company's OEM partners, Hitachi, Digital and Alcatel, accounted for 17.6%, 17.2% and 10.5%, respectively, of revenue in 1995. Network integrators accounted for approximately 33% and 56% of Xylan's revenue in 1995 and the first quarter of 1996, respectively. During the first quarter of 1996, one of the Company's network integrators in Japan accounted for in excess of 30% of the Company's revenue for the quarter. However, the Company anticipates that this network integrator will not constitute a similar portion of the Company's revenue in future periods. Each of the Company's OEM partners and network integrators can cease marketing the Company's products with limited notice to Xylan and with little or no penalty. In addition, the Company's agreements with its OEM partners and network integrators generally provide for discounts based on expected or actual volumes of products purchased or resold by the reseller in a given period and do not require minimum purchases. Certain of these agreements provide manufacturing rights and access to source code upon the occurrence of specified conditions or defaults. The Company's agreement with Alcatel limits the number of additional network integrators Xylan may appoint in certain European countries and restricts the Company's ability to sell directly to end users in such countries. The Company expects that certain of its OEM partners will in the future develop competitive products and, if they do so, they may decide to terminate their relationship with the Company. In addition, many of the Company's resellers offer competitive products manufactured either by third parties or by themselves. Furthermore, certain of the Company's OEM partners and network integrators offer alternative networking solutions, designed by themselves or third parties, or have pre-existing relationships with current or potential competitors of the Company. There can be no assurance that the Company's OEM partners and network integrators will give a high priority to the marketing of the Company's products as compared to competitive products or alternative networking solutions or that Xylan's OEM partners and network integrators will continue to offer the Company's products. Any reduction or delay in sales of the Company's products by its OEM partners and network integrators could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will retain its current OEM partners or network integrators or that it will be able to recruit additional or replacement OEM partners or network integrators. The loss of one or more of the Company's OEM partners or network integrators could have a material adverse effect on the Company's business, operating results and financial condition. The Company generally realizes a higher gross margin on direct sales than on sales through its OEM partners and network integrators. Accordingly, if the Company's OEM partners and network integrators were to account for an increased portion of the Company's revenue, its gross margin would decline.

  Rapid Technological Change; New Products and Evolving Markets. The market for the Company's products is characterized by frequent new product introductions, rapidly changing technology and continued emergence of new industry standards, any of which could render Xylan's existing products obsolete. The Company's success will depend to a substantial degree upon its ability to develop and introduce in a timely fashion new products and enhancements to its existing products that meet changing customer requirements and emerging industry standards. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. There can be no assurance that the Company will be able to identify, develop, manufacture, market or support new or enhanced products successfully or on a timely basis, that new Company products will gain market acceptance or that the Company will be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. In addition, the Company has on occasion experienced delays in the introduction of new products and product enhancements. Furthermore, from time to time, the Company may announce new products or product enhancements, capabilities or technologies that have the potential to replace or shorten the life cycle of the Company's existing product offerings and that may cause customers to defer purchasing existing Company products or cause resellers to return products to the Company. The market for LAN switch products is evolving and the Company believes its ability to compete successfully in this market is dependent upon the continued compatibility and interoperability of its products with products and architectures offered by various vendors, including workstation and personal computer architectures and computer and network operating systems. There can be no assurance that the Company will be able to effectively address the compatibility and interoperability issues raised by technological changes or evolving industry standards. A key element of the Company's strategy is the development of multiple ASICs to increase system performance and reduce manufacturing costs, thereby enhancing the price/performance of the Company's products. Any failure to continue to introduce new products or product enhancements and develop and incorporate ASICs effectively and on a timely basis, customer delays in purchasing products in anticipation of new product introductions or any inability of the Company to respond effectively to product announcements by competitors, technological changes or emerging industry standards could have a material adverse effect on the Company's business, operating results and financial condition.

  Uncertain Market Acceptance of the Company's Products; Product Concentration. The Company currently derives substantially all of its revenue from its OmniSwitch and PizzaSwitch products and the Company expects that revenue from these products will continue to account for a substantial portion of the Company's revenue at least through 1997. Broad market acceptance of these products is, therefore, critical to the Company's future success. Factors that may affect the market acceptance of the Company's products include market acceptance of network switching products, the availability and price of competing products and technologies and the success of the sales efforts of the Company and its OEM partners and network integrators. Moreover, the Company's operating history in the network switching market and its resources are limited relative to those of certain of its current and potential competitors. The Company's future performance will also depend in part on the successful development, introduction and market acceptance of new and enhanced products. Failure of the Company's products to achieve market acceptance would have a material adverse effect on the Company's business, operating results and financial condition.

  Product Complexity. Products as complex as those offered by the Company frequently contain undetected software or hardware errors when first introduced or as new versions are released. As is common among participants in the Company's industry, the Company has experienced such errors in the past in connection with product upgrades and new products. Despite testing by the Company and by current and potential customers, Xylan expects that such errors will be found from time to time in new or enhanced products after commencement of commercial shipments. The Company believes it has addressed these errors when they have occurred through software and hardware revisions. However, the occurrence of such errors could, and the inability to correct such errors would, result in the delay or loss of market acceptance of the Company's products, additional warranty expense, diversion of engineering and other resources from the Company's product development efforts and the loss of credibility with Xylan's OEM partners, network integrators and end users, any of which would have a material adverse effect on the Company's business, operating results and financial condition.

  Dependence on Proprietary Technology; Intellectual Property Litigation. The Company's success and its ability to compete is dependent, in part, upon its proprietary technology. The Company does not hold any issued patents and currently relies on a combination of contractual rights, trade secrets and copyright laws to establish and protect its proprietary rights in its products. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. In the event that protective measures are not successful, the Company's business, operating results and financial condition could be materially and adversely affected. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

  The Company is also subject to the risk of adverse claims and litigation alleging infringement of intellectual property rights of others. On June 8, 1995, a suit alleging misappropriation of trade secrets, infringement of U.S. Patent No. 5,394,402 and improper hiring of employees was brought against Xylan by Ascom Timeplex Inc. ("Ascom Timeplex") in the U.S. District Court for the Central District of California in Los Angeles, California, seeking injunctive relief and unspecified monetary damages. The Company and Ascom Timeplex have signed a binding memorandum of understanding to settle this litigation and dismiss all of Ascom Timeplex's charges against the Company and against Steve Y. Kim, John Bailey and another employee named in Ascom Timeplex's complaint, and otherwise release the parties from all claims. The settlement also involves a royalty-free license to the Company of Ascom Timeplex's virtual LAN technology covered by the patent and a royalty-free license to Ascom Timeplex of certain technology embodied in the Company's currently available products for use in and in connection with Ascom Timeplex's Synchrony product family. These licenses are not assignable other than to a successor-in-interest to Ascom Timeplex. The Company also undertakes to transfer a copy of the licensed technology to Ascom Timeplex and for a specified time not to hire Ascom Timeplex employees. The release by Ascom Timeplex is conditioned on transfer of this technology. The parties are preparing a definitive agreement for this settlement.

  Since patent applications in the United States are not publicly disclosed until the patent issues, applications may have been filed which, if issued as patents, would relate to the Company's products. In addition, the Company has not conducted a comprehensive patent search relating to the technology used in its products. The Company is subject to the risk of claims and litigation alleging infringement of the intellectual property rights of others. In addition to the claims of Ascom Timeplex, Xylan has, from time to time, received claims from third parties alleging infringement of such third parties' intellectual property rights. The Company believes that none of the current claims against the Company would result in material liability if successful. Although such claims have not resulted in material litigation to date, there can be no assurances that such claims will not be successful or generate material litigation in the future. Furthermore, there can be no assurance that third parties will not assert infringement claims against the Company in the future based on patents or trade secrets or that such claims will not be successful. The Company could incur substantial costs in defending itself and its customers against any such claims, regardless of the merits of such claims. Parties making such claims may be able to obtain injunctive or other equitable relief which could effectively block the Company's ability to sell its products in the United States and abroad, and could result in an award of substantial damages. In the event of a successful claim of infringement, the Company, its customers and end-users may be required to obtain one or more licenses from third parties. There can be no assurance that the Company or its customers could obtain necessary licenses from third parties at a reasonable cost or at all. The defense of any lawsuit could result in time-consuming and expensive litigation, damages, license fees, royalty payments and restrictions on the Company's ability to sell its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

  Dependence on Key Personnel and Hiring of Additional Personnel. The Company's success depends to a significant degree upon the continued contributions of its key management, engineering, sales and marketing and manufacturing personnel, many of whom would be difficult to replace. In particular, the Company believes that its future success is highly dependent on Steve Y. Kim, Chairman, President and Chief Executive Officer and John Bailey, Vice President of Development. The Company does not have employment contracts with, and does not currently maintain key man life insurance covering, its key personnel. The Company believes its future success will also depend in large part upon its ability to attract and retain highly skilled managerial, engineering, sales and marketing, finance and manufacturing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of the services of any of the key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and sales personnel, could have a material adverse effect on the Company's business, operating results or financial condition. In addition, companies in the networking industry whose employees accept positions with competitive companies frequently claim that their competitors have engaged in unfair hiring practices. Xylan has, from time to time, received such claims from other companies and, although claims to date have not resulted in material litigation other than in connection with Ascom Timeplex, there can be no assurance that the Company will not receive additional claims in the future as it seeks to hire qualified personnel or that such claims will not result in material litigation involving the Company. The Company could incur substantial costs in defending itself against any such claims, regardless of the merits of such claims. To date, the Company has not lost any employees as a result of such claims.

  International Operations. The Company's sales to customers outside of the United States accounted for approximately 49% and 67% of the Company's revenue in 1995 and the first quarter of 1996, respectively. However, these percentages may understate sales of the Company's products to international end-users because certain of the Company's U.S.-based OEM partners market the Company's products abroad. The Company's international sales are conducted primarily through its OEM partners and independent territory-specific network integrators. Failure of the Company's OEM partners and network integrators to effectively market the Company's products internationally or the loss of any of these resellers could have a material adverse effect on the Company's business, operating results and financial condition. A number of additional risks are inherent in international operations. The Company's international sales currently are U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in international markets. International sales may also be limited or disrupted by the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, currency exchange fluctuations, political instability, trade restrictions and changes in tariffs. The Company's operating results could also be adversely affected by seasonality of international sales, with industry sales typically being lower in Asia in the first calendar quarter and in Europe in the third calendar quarter. These international factors could have a material adverse effect on future sales of the Company's products to international end-users and, consequently, the Company's business, operating results and financial condition.

  Market for Network Switches; General Economic Conditions. Demand for the Company's products depends in large part on overall demand for network switching products, which may in the future fluctuate significantly based on numerous factors, including adoption of alternative technologies, capital spending levels and general economic conditions. While certain analysts believe that there is a significant market for network switches, there can be no assurance as to the rate or extent of the growth of this market. There can be no assurance that the Company will not experience a decline in demand for its products, which would have a material adverse effect on the Company's business, operating results and financial condition.

  Need for Additional Capital. The Company requires substantial working capital to fund its business, particularly to finance inventories and accounts receivable and for capital expenditures. The Company believes that its existing cash balances, together with its line of credit and cash flow expected to be generated from future operations, will be sufficient to meet the Company's capital requirements through at least the end of 1996, although the Company could be required, or could elect, to seek to raise additional capital during 1996. The Company's future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of the Company's products. The
Company expects that it may need to raise additional equity or debt financing in the future. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

  Regulatory Matters. The Company's products must meet industry standards and receive certification for connection to certain public telecommunications networks prior to their sale. In the United States, the Company's products must comply with various regulations defined by the Federal Communications Commission and Underwriters Laboratories. Internationally, the Company's products must comply with standards established by telecommunications authorities in various countries as well as with recommendations of the Consultative Committee on International Telegraph and Telephony. Although the Company's products have not been denied any regulatory approvals or certifications to date, any future inability to obtain on a timely basis or retain domestic or foreign regulatory approvals or certifications or to comply with existing or evolving industry standards could have a material adverse effect on the Company's business, operating results and financial condition.

  Anti-Takeover Provisions. Certain provisions of the Company's charter documents, including provisions eliminating the ability of shareholders to take action by written consent and limiting the ability of shareholders to raise matters at a meeting of shareholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of the Company, which could have an adverse effect on the market price of the Company's Common Stock. In addition, effective upon qualification of the Company as a "listed corporation," as defined in Section 301.5(d) of the California Corporations Code (the "California Code"), the Company's charter documents will eliminate cumulative voting and provide that the Company's Board of Directors will be divided into two classes, each of which serves for a staggered two-year term, which may make it more difficult for a third party to gain control of the Company's Board of Directors. The Board of Directors has authority to issue up to 5,000,000 shares of Preferred Stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares without any further vote or action by the shareholders. The rights of the holders of the Company's Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, thereby delaying, deferring or preventing a change in control of the Company. Furthermore, such Preferred Stock may have other rights, including economic rights, senior to the Common Stock, and as a result, the issuance of such Preferred Stock could have a material adverse effect on the market value of the Common Stock. The Company has no present plan to issue shares of Preferred Stock.

  Possible Volatility of Stock Price. The market price of the shares of Common Stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcement of technological innovations or new product introductions by the Company or its competitors, changes of estimates of the Company's future operating results by securities analysts, developments with respect to copyrights or proprietary rights, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the Common Stocks of technology companies. These broad market fluctuations may adversely effect the market price of the Company's Common Stock.

                        PART II  --  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On June 8, 1995, a suit alleging misappropriation of trade secrets, infringement of U.S. Patent No. 5,394,402 and improper hiring of employees was brought against Xylan by Ascom Timeplex Inc. ("Ascom Timeplex") in the U.S. District Court for the Central District of California in Los Angeles, California seeking injunctive relief and unspecified monetary damages. The Company and Ascom Timeplex have signed a binding memorandum of understanding to settle this litigation and dismiss all of Ascom Timeplex's charges against the Company and against Steve Y. Kim, John Bailey and another employee named in Ascom Timeplex's complaint, and otherwise release the parties from all claims. The settlement also involves a royalty-free license to the Company of Ascom Timeplex's virtual LAN technology covered by the patent and a royalty-free license to Ascom Timeplex of certain technology embodied in the Company's currently available products for use in connection with Ascom Timeplex's Synchrony product family. These licenses are not assignable other than to a successor-in-interest to Ascom Timeplex. The Company also undertakes to transfer a copy of the licensed technology to Ascom Timeplex and for a specified time not to hire Ascom Timeplex employees. The release by Ascom Timeplex is conditioned on transfer of this technology The parties are preparing a definitive agreement for this settlement.

ITEM 2. CHANGES IN SECURITIES

     On February 28, 1996, the Company effected a 2-for-1 share forward stock split pursuant to which each share of the Company's Common Stock and Preferred Stock was automatically converted into two shares of the like class and series of Company's capital stock.

     Pursuant to the terms of the Company's Articles of Incorporation, each outstanding share of the Company's Preferred Stock was automatically converted into one share of the Company's Common Stock upon the consummation of the Company's initial public offering of securities (the "IPO") on March 15, 1996.

ITEM 3. DEFAULTS IN SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1996 Annual Meeting of Shareholders of Xylan Corporation was held on February 28, 1996, at which the following actions were taken by the Company's shareholders:

1.   The vote for nominated directors was as follows:

     NOMINEE                FOR         WITHHELD       ABSTAIN
     Steve Y. Kim       32,074,978         0            8,000
     Kevin G. Hall      32,074,978         0            8,000
     Robert C. Hawk     32,074,978         0            8,000
     Yuri Pikover       32,074,978         0            8,000
     Trude C. Taylor    32,074,978         0            8,000
     John L. Walecka    32,074,978         0            8,000

2.   The following actions were ratified and approved:

  a. The amendment and restatement of the Company's Articles of Incorporation to effect a two-for-one forward stock split, to be filed and become effective February 28, 1996 (note: all share numbers set forth under this Item and elsewhere in this Report are reflected in post-split figures).

            FOR                 AGAINST             ABSTAIN

         32,074,978                0                 8,000

  b. The further amendment and restatement of the Company's Articles of Incorporation upon the closing of the IPO to (i) delete all reference to prior series of Preferred Stock, (ii) provide for 200,000,000 shares of Common Stock and 5,000,000 shares of undesignated Preferred Stock, (iii) eliminate the ability of shareholders to take action by written consent,
      (iv) provide for a classified Board of Directors and (v) eliminate the right of shareholders to cumulate votes for the election of directors.

            FOR                 AGAINST             ABSTAIN

         32,074,978                0                 8,000

  c. The amendment and restatement of the Company's Bylaws to (i) eliminate the ability of shareholders to take action by written consent, (ii) provide for a classified Board of Directors, and (iii) eliminate cumulative voting as provided by the Company's Amended and Restated Articles of Incorporation, again to become effective upon the closing of the IPO.

            FOR                 AGAINST             ABSTAIN

         32,074,978                0                 8,000

  d. Certain amendments to the Company's 1993 Stock Incentive, permitting acceleration of options in the event of a change in control of the Company and such other amendments to comply with Rule 16b-3 of the Securities Exchange Act of 1934, as amended.

            FOR                 AGAINST             ABSTAIN

         32,043,868                0                 39,110

  e. The adoption of the Company's 1996 Employee Stock Purchase Plan and the reservation of 1,500,000 shares of Common Stock for issuance thereunder, contingent and effective upon the closing of the IPO.

            FOR                 AGAINST             ABSTAIN

         32,043,868                0                 39,110

  f. The adoption of the Company's 1996 Stock Option Plan and the reservation of 3,000,000 Common Stock for issuance thereunder, contingent and effective upon the closing of the IPO.

            FOR                 AGAINST             ABSTAIN

         32,063,868                0                 19,110

  g. The adoption of the Company's 1996 Directors' Stock Option Plan and the reservation of 150,000 shares of Common Stock for issuance thereunder, contingent and effective upon the closing of the IPO.

            FOR                 AGAINST             ABSTAIN

         32,054,978                0                 28,000

  h. The selection of KPMG Peat Marwick LLP as independent auditors for the corporation for the fiscal year ending December 31, 1996.

            FOR                 AGAINST             ABSTAIN

         32,054,978                0                 28,000

ITEM 5. OTHER INFORMATION

        None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit             Description
          -------             -----------
          10.18+     Manufacturing and Purchase Agreement dated as of March 28,
                     1996 between the Registrant and Victron, Inc.

          11.1       Statement of Computation of Earnings Per Share.

          27.1       Financial Data Schedule

          ______________
          + Confidential treatment requested with respect to portions of this exhibit.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by Xylan during the quarter ended March 31, 1996.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        XYLAN CORPORATION




Date:  May 13, 1996               By:/s/C. Stephen Cordial
                                     ---------------------
                                   C. Stephen Cordial
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Chief Accounting
                                   Officer)

                               INDEX TO EXHIBITS

     Exhibit             Description
     -------             -----------

     10.18+         Manufacturing and Purchase Agreement dated as of March 28,
                    1996 between the Registrant and Victron, Inc.

     11.1           Statement of Computation of Earnings Per Share.

     27             Financial Data Schedule