Form 10-Q/A
period 1996-03-31
XYLAN CORP
filed 1996-05-28
CIK 914698

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ______________________

                                  FORM  10-Q/A
(MARK ONE)
 [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                      OR

 [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 0-27764
                        ______________________________

                              XYLAN CORPORATION
            (Exact name of registrant as specified in its charter)

          CALIFORNIA                                      95-4433911
- ---------------------------------                  -----------------------
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

This amendment to quarterly report on Form 10-Q contains a total of 63 pages, of which this page is page 1.


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

ITEM 5. OTHER INFORMATION

        None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit             Description
          -------             -----------
          10.18+     Manufacturing and Purchase Agreement dated as of March 28,
                     1996 between the Registrant and Victron, Inc.

          11.1*      Statement of Computation of Earnings Per Share.

          27.1*      Financial Data Schedule

          ______________
          + Confidential treatment requested with respect to portions of this exhibit.

          *  Previously filed.
     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by Xylan during the quarter ended March 31, 1996.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        XYLAN CORPORATION




Date:  May 28, 1996               By:/s/C. Stephen Cordial
                                     ---------------------
                                   C. Stephen Cordial
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Chief Accounting
                                   Officer)

                               INDEX TO EXHIBITS

     Exhibit             Description
     -------             -----------

     10.18+         Manufacturing and Purchase Agreement dated as of March 28,
                    1996 between the Registrant and Victron, Inc.