Form 10-Q
period 1995-06-30
XYLAN CORP
filed 1996-08-14
CIK 914698

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

                  For the quarterly period ended June 30, 1996

                                       OR

        [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 0-27764

                         ______________________________

                               XYLAN CORPORATION
             (Exact name of registrant as specified in its charter)

              California                        95-4433911
           ----------------                  ---------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]* No [_]

The number of shares outstanding of the registrant's Common Stock as of June 30, 1996, was 41,607,340.

This quarterly report on Form 10-Q contains a total of 25 pages, of which this page is page 1.


* The Registrant has been subject to such filing requirements since March 11, 1996, the effective date of its Registration Statement on Form 8-A.

                               XYLAN CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 1996


                                     INDEX

                                                                                PAGE
                                                                                ----
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements:

               Condensed Consolidated Balance Sheets -- June 30, 1996 and
                  December 31, 1995                                              3

               Condensed Consolidated Statements of Operations --
                  Three Months Ended June 30, 1996, March 31, 1996, and
                  June 30, 1995                                                  4

               Six Months Ended June 30, 1996 and June 30, 1995                  5

               Condensed Consolidated Statements of Cash Flows --
                  Six Months Ended June 30, 1996, and June 30, 1995              6

               Notes to Condensed Consolidated Financial Statements           7-10

Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           11-23


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                   24

Item 2.     Changes in Securities                                               24

Item 3.     Defaults in Senior Securities                                       24

Item 4.     Submission of Matters to a Vote of Security Holders                 24

Item 5.     Other Information                                                   24

Item 6.     Exhibits and Reports on Form 8-K                                    24

            Signature                                                           25

            Exhibit Index                                                       26


                       PART I  --  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               XYLAN CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                          JUNE 30,    DECEMBER 31,
                                                            1996          1995
                                                          ---------   -------------
                                 ASSETS                  (UNAUDITED)

Current assets:
 Cash and cash equivalents.............................   $ 68,554        $  6,034
 Short-term investments................................     58,066              --
 Accounts receivable, net..............................     14,722          13,142
 Inventories...........................................      6,634           2,128
 Note receivable.......................................      6,000              --
 Prepaid expenses and other current assets.............      1,480             383
                                                          --------        --------
  Total current assets.................................    155,456          21,687
Investments                                                 15,429              --
Property and equipment, net                                  9,333           5,073
Other assets                                                   382             488
                                                          --------        --------
                                                          $180,600        $ 27,248
                                                          ========        ========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current installments of capital lease obligations.....   $    340        $    329
 Accounts payable......................................      4,675           7,371
 Accrued expenses......................................      5,107           2,258
 Deferred revenue......................................      1,603             599
                                                          --------        --------
  Total current liabilities............................     11,725          10,557
Capital lease obligations, less current installments...        338             509
Deferred revenue.......................................        905              77
                                                          --------        --------
  Total liabilities....................................     12,968          11,143
                                                          --------        --------

Shareholders' equity:
 Convertible preferred stock...........................         --              26
 Common stock and additional paid-in capital...........    178,105          31,012
 Unearned compensation.................................     (2,011)           (887)
 Accumulated deficit...................................     (8,462)        (14,046)
                                                          --------        --------
  Net shareholders' equity.............................    167,632          16,105
                                                          --------        --------
                                                          $180,600        $ 27,248
                                                          ========        ========

   The accompanying notes are an integral part of these financial statements.

                               XYLAN CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                       (THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED
                                                   -------------------------------
                                                   JUNE 30,    MARCH 31,  JUNE 30,
                                                    1996         1996       1995
                                                   -------     -------    -------
Revenue..............................              $28,187     $23,392    $ 4,503
Cost of revenue......................               13,225      10,823      2,659
                                                   -------     -------    -------
  Gross profit.......................               14,962      12,569      1,844
                                                   -------     -------    -------
Operating expenses:
  Research and development...........                3,484       3,194      1,646
  Sales and marketing................                7,039       5,800      3,336
  General and administrative.........                1,081         989        605
                                                   -------     -------    -------
  Total operating expenses...........               11,604       9,983      5,587
                                                   -------     -------    -------
   Operating income (loss)...........                3,358       2,586     (3,743)
Interest income......................                1,321         177         30
                                                   -------     -------    -------
Income (loss) before income taxes....                4,679       2,763     (3,713)
Income tax expense...................                1,778          80         --
                                                   -------     -------    -------
  Net income (loss)..................              $ 2,901     $ 2,683    $(3,713)
                                                   =======     =======    =======
Net income (loss) per share..........              $  0.06     $  0.06    $ (0.18)
                                                   =======     =======    =======
Weighted average common and common
 equivalent shares outstanding.......               46,996      43,957     21,151
                                                   =======     =======    =======


   The accompanying notes are an integral part of these financial statements.

                               XYLAN CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                       (THOUSANDS, EXCEPT PER SHARE DATA)

                                                  SIX MONTHS ENDED
                                                 -------------------
                                                 JUNE 30,   JUNE 30,
                                                  1996        1995
                                                 -------    -------

Revenue..............................            $51,579    $ 5,900
Cost of revenue......................             24,048      3,620
                                                 -------    -------
  Gross profit.......................             27,531      2,280
                                                 -------    -------
Operating expenses:
  Research and development...........              6,678      2,685
  Sales and marketing................             12,839      5,424
  General and administrative.........              2,070        955
                                                 -------    -------
  Total operating expenses...........             21,587      9,064
                                                 -------    -------
  Operating income (loss)............              5,944     (6,784)
Interest income......................              1,498        101
                                                 -------    -------
Income (loss) before income taxes....              7,442     (6,683)
Income tax expense                                 1,858          -
                                                 -------    -------
  Net income (loss)..................            $ 5,584    $(6,683)
                                                 =======    =======
Net income (loss) per share..........            $  0.12    $ (0.32)
                                                 =======    =======
Weighted average common and common
 equivalent shares outstanding.......             45,528     21,151
                                                 =======    =======

   The accompanying notes are an integral part of these financial statements.

                               XYLAN CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                                           SIX MONTHS ENDED
                                                                        -----------------------
                                                                          JUNE 30,     JUNE 30,
                                                                            1996        1995
                                                                        -----------   ---------
Cash flows from operating activities:
 Net income (loss).............................................           $  5,584     $(6,683)
 Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
  Depreciation and amortization................................              1,298         293
  Income tax expense...........................................              1,778           -
  Consulting expense paid in common stock......................                  -           6
  Unearned compensation amortization...........................                271           -
  Changes in operating assets and liabilities:

    Accounts receivable........................................             (1,580)     (4,130)
    Inventories................................................             (4,506)        340
    Prepaid expenses and other current assets..................             (1,097)     (1,491)
    Other assets...............................................                106        (232)
    Accounts payable...........................................             (2,696)        973
    Accrued expenses...........................................              2,849       1,360
    Deferred revenue...........................................              1,832          62
                                                                          --------     -------
          Net cash provided by  (used) in operating
             activities........................................              3,839      (9,502)
                                                                          --------     -------
 Cash flows from investing activities:
  Purchases of property and equipment..........................             (5,558)     (1,497)
  Note receivable..............................................             (6,000)          -
  Sales (purchases) of investments.............................            (73,495)        335
                                                                          --------     -------
          Net cash used in investing activities................            (85,053)     (1,162)
                                                                          --------     -------
 Cash flows from financing activities:
  Proceeds from issuances of  common stock and
   common stock warrants.......................................            143,894           -
   Proceeds from issuances of convertible preferred stock......                  -       9,986
   Repayments of debt..........................................               (160)          -
                                                                          --------     -------
          Net cash provided by financing activities............            143,734       9,986
                                                                          --------     -------
          Net increase (decrease) in cash and cash
             equivalents.......................................             62,520        (678)

Cash and cash equivalents at beginning of period...............              6,034         731
                                                                          --------     -------
Cash and cash equivalents at end of period.....................           $ 68,554     $    53
                                                                          ========     =======
Supplemental disclosure of cash flow information--
  cash paid during the period for interest.....................           $     21     $    24
                                                                          ========     =======
Supplemental disclosure of non-cash investing and financing
  activities - financed capital expenditures...................           $      -     $   644
                                                                          ========     =======

   The accompanying notes are an integral part of these financial statements.

                               XYLAN CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


NOTE 1.   Basis Of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the three and six month periods ending June 30, 1996 are not necessarily indicative of results which may be achieved for the full fiscal year or for any future period. The unaudited consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto contained in Xylan Corporation's ("Xylan" or the "Company") Registration Statement on Form S-1, File No. 333-03623, declared effective by the Securities and Exchange Commission on May 29, 1996.

NOTE 2.   Investments

          Investments at June 30, 1996 consist of corporate and government debt securities. In accordance with the provisions of Statement of Financial Accounting Standards Board No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies its investments as held-to-maturity securities. The market value of these securities at June 30, 1996, approximated cost.

NOTE 3.   Accounts Receivable

          During the three months ended June 30, 1996, the Company completed the earnings process for products that were shipped during three months ended March 31, 1996. Accordingly, during the three months ended June 30, 1996 the Company recognized the related revenue and cost of revenue, which had a net value of $2.4 million.

NOTE 4.   Inventories

          Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. At December 31, 1995, inventories were primarily components parts. At June 30, 1996, inventories consisted of the following:

               Component parts                 $5,585,000
               Finished Goods                   1,049,000
                                               ----------
                  Total inventories            $6,634,000
                                               ==========

NOTE 5.   Note Receivable

          To increase the additional production of product from the Company's contract manufacturer during the three months ended June 30, 1996, the Company loaned its contract manufacturer $6 million. The loan is classified as a current asset and is secured by raw materials and electronic components purchased by the contract manufacturer. In July, the Company also guaranteed up to $5 million of the contract manufacturers debt for inventory purchases.

NOTE 6.   Shareholders' Equity

          On March 12, 1996, the Company completed its initial public offering of a total of 4,830,000 shares of common, of which 3,680,000 shares of common stock were sold by the Company, and 1,150,000 shares were sold by a selling shareholder. Aggregate net proceeds to the Company were approximately $87.4 million.

          Upon the effectiveness of the initial public offering, all of the 25,698,676 outstanding shares of preferred stock were converted into the same number of shares of common stock. Additionally, a warrant containing an automatic net exercise provision was converted into 185,725 shares of common stock.

          On May 30, 1996, the Company completed a secondary public offering of 4,600,000 shares of common stock, of which 1,000,000 shares of common stock were sold by the Company, and 3,600,000 shares were sold by certain selling shareholders. Aggregate net proceeds to the Company were approximately $56.2 million.

          The Company has a 1993 Stock Incentive Plan (the "1993 Plan"). Under the 1993 Plan, 8,000,000 shares of the Company's authorized but unissued common stock are reserved for options or stock purchase grants. As of June 30, 1996, the Company has issued 1,042,849 shares of common stock and 6,622,477 granted options are still outstanding. In connection with the grant of stock options, for financial statement presentation purposes, the Company has recorded unearned compensation, net of cancellations, of $2,336,000 for the difference between the grant price and the deemed fair market value. This amount will be recorded as compensation expense ratably over the vesting period for each option. For the quarters ended June 30, 1996,and March 31, 1996, the Company recorded $114,000 and $157,000 of compensation expense, respectively. For the six months ended June 30, 1996 the Company recorded $271,000 of compensation expense.

          In January 1996, the Board of Directors adopted the 1996 Stock Option Plan, the 1996 Employee Stock Purchase Plan and the 1996 Directors Stock Option Plan. As of June 30, 1996 no options or shares have been granted under these plans.

          In July 1996 the Company and IBM entered into an alliance in the field of campus networking switching products. The Company has commited to grant IBM warrants to purchase up to 2,350,000 shares of Xylan common stock based on the achievement of specific business goals. The exercise price of the warrants will be at a 25% premium over the Xylan closing stock price when earned.

NOTE 7.   Income Taxes

          The Company's provision for income taxes for the three months ended June 30, 1996 and March 31, 1996 and the six months ended June 30, 1996 is based upon the Company's estimate of the effective tax rate for fiscal 1996. For the quarter ended June 30, 1996, the Company realized an income tax benefit for certain stock option transactions. This benefit is used to reduce taxable income prior to the utilization of net operating loss carryforwards, and results in a decrease in current income taxes payable and an increase in additional paid in capital. Accordingly, the Company recorded an income tax provision equal to 38% of pretax income but did not incur an income tax liability. For the quarter ended March 31, 1996, the Company reduced the income tax provision and income tax liability to 3% of pretax income by utilizing net operating loss carryforwards. As a result of net operating losses, no provision for income taxes was recorded for 1995. For the remainder of 1996, the Company expects to record a 38% provision for income taxes, although such percentage may vary depending on several factors, including tax benefits associated with certain stock option transactions, the assessment of the deferred tax asset realization probability and the international component of the Company's business. As of December 31, 1995, the Company had available net operating loss carryforwards for federal and state tax purposes of approximately $12.4 million and $6.2 million, respectively, to offset future United States tax obligations.

NOTE 8.   Computation Of Net Income (Loss) Per Share

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

                                                 THREE MONTHS                 SIX MONTHS
                                                    ENDED                       ENDED
                                     ---------------------------------   --------------------
                                      JUNE 30,     MARCH 31,  JUNE 30,   JUNE 30,    JUNE 30,
                                        1996         1996      1995        1996        1995
                                     ----------   ---------  ---------   ---------   --------
Weighted average common
 stock outstanding                    40,963       37,364     10,320      39,350      10,320
Weighted average common
 stock equivalents outstanding         6,033        6,593     10,831       6,178      10,831
                                      ------       ------     ------      ------    --------
Shares used in net income
 (loss) per share calculation         46,996       43,957     21,151      45,528      21,151
                                      ======       ======     ======      ======    ========


          Pursuant to the requirements of the Securities and Exchange Commission, common stock, stock options, warrants and convertible preferred stock issued by the Company during the twelve months immediately preceding the initial public offering date have been included in the calculation of the weighted average shares outstanding for all periods presented using the treasury stock method. Stock options, warrants and convertible preferred stock issued prior to 1995 are excluded from the computation for the three and six months ended June 30, 1995, as their inclusion would be antidilutive.

NOTE 9.   Newly Adopted Financial Accounting Standards

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

NOTE 10.   Segment Information

Customers comprising 10% or more of sales are as follows:

                                          Three months ended                Six months ended
                                ---------------------------------------------------------------
                                June 30,       March 31,      June 30,     June 30,    June 30,
                                  1996            1996         1995          1996       1995
                                ---------------------------------------------------------------
Customer A                        27%              13%            *            21%         *
Customer B                         *               34%            *            18%         *
Customer C                         *               12%           21%            *         16%

_________________________
* Sales to these customers comprised less than 10% of sales for the respective period.

          Sales to customers outside of North America accounted for approximately 65%, 67% and 37% of the Company's revenue in the three months ended June 30, 1996, March 31, 1996 and June 30, 1995, respectively. Sales to customers outside of North America accounted for approximately 66% and 41% of the Company's revenue in the six months ended June 30, 1996 and 1995, respectively. However, these percentages may understate sales of the Company's products to international end users because certain of the Company's U.S.-based OEM partners sell the Company's products abroad.

ITEM 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

          Except for the historical information contained herein, the matters discussed in this report are forward looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular the factors described below under the heading "Factors Affecting Future Results," and those mentioned in the Company's prospectus dated May 29, 1996, under the heading "Risk Factors."

Overview

          Xylan is a leading provider of high-bandwidth switching systems that enhance the performance of existing local area networks ("LANs") and facilitate migration to next-generation networking technologies such as asynchronous transfer mode ("ATM"). From inception (July 9, 1993) to December 31, 1994, the Company was primarily engaged in product research and development and in the development of systems and operations. The Company began commercial shipments of its initial OmniSwitch products in January 1995 and introduced the PizzaSwitch product family in March 1996. The Company first achieved profitability in the fourth quarter of 1995. As of June 30, 1996, the Company had an accumulated deficit of $8.5 million.

          The Company markets its products worldwide through OEM partners, network integrators and its own sales force. As a percentage of revenue aggregate sales to OEM partners and network integrators accounted for 47% and 48%, respectively, for the quarter ended June 30, 1996, 42% and 56%, respectively, for the quarter ended March 31, 1996, 48% and 44%, respectively, for the quarter ended June 30, 1995, 44% and 51%, respectively, for the six months ended June 30, 1996 and 43% and 50%, respectively, for the six months ended June 30, 1995.

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

          As Xylan only began commercial shipments of its OmniSwitch products in January 1995, and due to the significant growth in both revenues and operating expenses for the quarter ended June 30, 1996, versus the same quarter in 1995, the Company believes that the comparison of the operating results for the quarter ended June 30, 1996, versus the quarter ended March 31, 1996, is more meaningful than the comparison of the quarter and six months ended June 30, 1996, versus the quarter and six months ended June 30, 1995, respectively.

Results Of Operations

Revenue

          Revenue for the quarter ended June 30, 1996 was $28.2 million compared to $23.4 million for the quarter ended March 31, 1996, an increase of 21%. Revenue for the quarter ended June 30, 1995 was $4.5 million.

Revenue for the six months ended June 30, 1996 was $51.6 million compared to $5.9 million for the six months ended June 30, 1995. The increase in revenue was due to a number of factors, including substantial growth of the LAN switching market, continued introduction by the Company of additional features and functions to its OmniSwitch product family and the introduction of the PizzaSwitch product family in March 1996, significant shipments to customers in Asia, market acceptance of the Company's LAN switching products, and the Company's investment in sales and marketing efforts. The relative contribution of most of these factors cannot be quantified, and future changes in an individual factor therefore cannot be used to predict future revenue growth. While the Company has achieved quarter-to-quarter revenue growth in previous quarters, there can be no assurances that the Company will be able to sustain this rate of sequential quarterly revenue growth in future periods.


Customers comprising 10% or more of sales are as follows:

                                         Three months ended               Six months ended
                                ----------------------------------------------------------------
                                  June 30,     March 31,     June 30,    June 30,    June 30,
                                   1996          1996          1995       1996         1995
                                ----------------------------------------------------------------
Customer A                          27%         13%             *         21%          *
Customer B                           *          34%             *         18%          *
Customer C                           *          12%            21%         *          16%


_____________________________
* Sales to these customers comprised less than 10% of sales for the respective period.

          Sales to customers outside of North America accounted for approximately 65%, 67% and 37% of the Company's revenue in the three months ended June 30, 1996, March 31, 1996 and June 30, 1995, respectively. Sales to customers outside of North America accounted for approximately 66% and 41% of the Company's revenue in the six months ended June 30, 1996 and 1995, respectively. However, these percentages may understate sales of the Company's products to international end users because certain of the Company's U.S.-based OEM partners sell the Company's products abroad.

Gross Profit

          Gross margins were approximately 53.1%, 53.7% and 41.0% for the quarters ended June 30, 1996, March 31, 1996 and June 30, 1995, respectively. Gross margins were approximately 53.4% and 38.6% for the six months ended June 30, 1996 and 1995, respectively. The lower gross margins in the three and six months ended June 30, 1995 as compared to the respective periods in 1996 resulted from allocating fixed costs over a smaller revenue base, costs associated with tooling charges and smaller lot sizes during the early months of the Company's initial product introduction. The decrease in gross margins from the first quarter of 1996 to the second quarter of 1996 resulted primarily from the increased sales mix to OEM partners, relative to sales to the Company's network integrators which are typically made at higher margins.

          The Company's gross margins in the future will be affected by a number of factors, including product mix, competitive market pricing and discount levels, manufacturing volumes and fluctuations in component costs. After initial product introduction, the Company's strategy is to seek to reduce component costs, particularly by integrating newly-developed ASICs into such products. In addition, the timing and execution of new product introductions may impact gross margins and result in excess or obsolete inventories. The Company's gross margins may also fluctuate due to the mix of distribution channels employed. The Company expects to realize higher gross margins on direct sales than on sales through its OEM partners and network integrators. The Company has recently entered into an agreement with IBM and may in the future enter into additional OEM agreements, which could adversely affect gross margins. Although gross margins may vary from quarter to quarter, the Company does not anticipate significant improvements in gross margins during the remainder of 1996.

Research and Development Expenses

          Research and development expenses were $3.5 million, $3.2 million and $1.6 million for the quarters ended June 30, 1996, March 31, 1996 and June 30, 1995, respectively. Research and development expenses were $6.7 million and $2.7 million for the six months ended June 30, 1996 and 1995, respectively. The significant increases when comparing the three and six months ended June 30, 1996 with comparable periods of 1995 were primarily due to a significant increase in the number of development personnel, additional product development expenses incurred in connection with ongoing development of new products and enhancements to the OmniSwitch and PizzaSwitch product family as well as significant prototyping and tooling costs related to the final development and test phases of new products. Research and development expenses increased 9.1% from the first quarter of 1996 to the second quarter of 1996. This resulted from significant expenditures in the first quarter of 1996 related to final development and testing of the PizzaSwitch and enhancements to OmniSwitch modules which were completed in the first quarter of 1996.

          As a percentage of revenue, research and development expenses were 12%, 14% and 37% for the quarters ended June 30, 1996, March 31, 1996 and June 30, 1995, respectively. For the six months ended June 30, 1996 and 1995, research and development expenses as a percentage of revenues were 13% and 46%, respectively. These declines were primarily due to the increases in revenue.

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

Sales And Marketing Expenses

          Sales and marketing expenses were $7.0 million, $5.8 million and $3.3 million for the quarters ended June 30, 1996, March 31, 1996 and June 30, 1995, respectively. Sales and marketing expenses were $12.8 million and $5.4 million for the six months ended June 30, 1996 and 1995, respectively. This represents an increase of 21% from the first quarter of 1996 to the second quarter of 1996, an increase of 111% from the second quarter of 1995 to the second quarter of 1996 and an increase of 137% from the six months ended June 30, 1995 as compared to the six months ended June 30, 1996. These increases were primarily due to expenses related to the addition of Xylan sales personnel throughout the United States, Europe and Asia, increased commission expenses resulting from higher sales, and advertising and promotional campaigns in support of the Company's direct sales and network integrator channels. The Company incurred additional sales and marketing expenses in connection with the launch of the PizzaSwitch product in March 1996, the introduction of additional features and enhancements to the OmniSwitch product family and demonstration equipment used for customer trials.

          As a percentage of revenue, sales and marketing expenses were 25%, 25% and 74% for the quarters ended June 30, 1996, March 31, 1996 and June 30, 1995, respectively. For the six months ended June 30, 1996 and 1995 sales and marketing expenses as a percentage of revenues were 25% and 92%, respectively. These declines were again primarily due to the increases in revenue.

          As the Company continues to expand its sales force, adding personnel and offices worldwide, and to introduce new products and enhancements to its existing products, it expects that sales and marketing expenses will continue to increase in 1996 in absolute dollars.

General And Administrative Expenses

          General and administrative expenses were $1.1 million, $1.0 million and $0.6 million for the quarters ended June 30, 1996, March 31, 1996 and June 30, 1995, respectively. General and administrative expenses were $2.1 million and $1.0 million for the six months ended June 30, 1996 and 1995, respectively. This represents an increase of 9% from the first quarter of 1996 to the second quarter of 1996, an increase of 79% from the second quarter of 1995 to the second quarter of 1996 and an increase of 117% from the six months ended June 30, 1995 as compared to the six months ended June 30, 1996. The increases for the three and six months ended June 30, 1996 as compared to the same periods in 1995 reflect the addition of personnel and systems to support the growth of Xylan's business.

          As a percentage of revenue, general and administrative expenses were 4%, 4% and 13% for the quarters ended June 30, 1996, March 31, 1996 and June 30, 1995, respectively. For the six months ended June 30, 1996 and 1995 general and administrative expenses as a percentage of revenues were 4% and 16%, respectively. The decreases for the three and six months ended June 30, 1996 as compared to the same periods in 1995 reflect the increases in revenue.

          As the Company continues to expand its sales force, add personnel and offices worldwide, and introduce new products and enhancements to its existing products, it expects that general and administrative expenses will continue to increase in 1996 in absolute dollars.

Interest Income

          Interest income was $1.3 million, $177,000 and $30,000 for the quarters ended June 30, 1996, March 31, 1996 and June 30, 1995, respectively. Interest income was $1.5 million and $101,000 for the six months ended June 30, 1996 and 1995, respectively. The increase in interest income for the second quarter of 1996 over the first quarter of 1996 and the second quarter of 1995 is the result of interest income earned on the net proceeds of $87.4 million and $56.2 million from the Company's initial public offering in March 1996 and the Company's secondary public offering in May 1996, respectively. This was also the reason for the increase in interest income for the six months ended June 30, 1996 over the six months ended June 30, 1995.

Provision For Income Taxes

          The Company's provision for income taxes for the three months ended June 30, 1996 and March 31, 1996 and the six months ended June 30, 1996 is based upon the Company's estimate of the effective tax rate for fiscal 1996. For the quarter ended June 30, 1996, the Company realized an income tax benefit for certain stock option transactions. This benefit is used to reduce taxable income prior to the utilization of net operating loss carryforwards, and results in a decrease in current income taxes payable and an increase in additional paid in capital. Accordingly, the Company recorded an income tax provision equal to 38% of pretax income but did not incur an income tax liability. For the quarter ended March 31, 1996, the Company reduced the income tax provision and income tax liability to 3% of pretax income by utilizing net operating loss carryforwards. As a result of net operating losses, no provision for income taxes was recorded for 1995. For the remainder of 1996, the Company expects to record a 38% provision for income taxes, although such percentage may vary depending on several factors, including tax benefits associated with certain stock option transactions, the availability of research and development tax credits and the international component of the Company's business. As of December 31, 1995, the Company had available net operating loss carryforwards for federal and state tax purposes of approximately $12.4 million and $6.2 million, respectively, to offset future United States tax obligations.

Liquidity And Capital Resources

          Since inception, the Company has financed its operations and capital expenditures principally through the sale of Common Stock and Preferred Stock, for aggregate proceeds of approximately $178 million, and capital lease and other debt financing. For the six months ended June 30, 1996 and 1995 cash provided by (utilized in) operating activities was $3.8 million and ($9.5 million), respectively. The increase in cash provided by operations is primarily the result of the increase in net income partially offset by increased working capital necessary to fund the significantly expanded operations and the resulting inventories and accounts receivable.

          For the six months ended June 30, 1996 and 1995 capital expenditures aggregated $5.6 million and $1.5 million, respectively. To increase the additional production of product from the Company's contract manufacturer during the three months ended June 30, 1996, the Company loaned its contract manufacturer $6 million. The loan is classified as a current asset and is secured by raw materials and electronic components purchased by the contract manufacturer. In July, the Company also guaranteed up to $5 million of the contract manufacturer's debt for inventory purchases.

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

          The Company's principal sources of liquidity as of June 30, 1996 consisted of $69 million in cash and cash equivalents, $58 million in short-term investments and a $7.5 million bank credit facility. The Company believes that existing cash and investment balances and cash flow expected to be generated from future operations, will be sufficient to meet the Company's requirements for at least the next 12 months.

Factors Affecting Future Results

          LIMITED OPERATING HISTORY; RECENT PROFITABILITY; UNCERTAIN FUTURE PROFITABILITY. The Company was organized in July 1993 and began shipping its first LAN switching products in volume in the first quarter of 1995. The Company's initial products offered limited interfaces and, in September 1995, the Company began offering fully-featured products. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. As of June 30, 1996, the Company had an accumulated deficit of $8.5 million. The Company has experienced substantial revenue growth since January 1995, and first achieved profitability in the fourth quarter of 1995. Due to the Company's limited operating history, there can be no assurance of revenue growth and profitability on a quarterly or annual basis in the future. While the Company achieved significant quarter-to-quarter revenue growth since it introduced its products in 1995, there can be no assurance that the Company will be able to sustain the same rate of sequential quarterly revenue growth in future periods. The Company intends to increase significantly its investments in 1996 in research and development, sales and marketing and related infrastructure. Any such increases will be highly dependent on factors including the continued growth of the Company's revenues and the rate thereof, success in hiring the appropriate personnel and market acceptance of the Company's products. Due to the anticipated increases in the Company's operating expenses, the Company's operating results will be adversely affected if revenue does not increase. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in rapidly evolving markets. To address these risks, the Company must, among other things, successfully increase the scope of its operations, respond to competitive developments, continue to attract, retain and motivate qualified personnel and continue to commercialize products incorporating advanced technologies. There can be no assurance that the Company will be successful in addressing such risks.

          FLUCTUATIONS IN OPERATING RESULTS. The Company's revenue and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including (i) the timing and amount of significant orders from the Company's OEM partners and network integrators, (ii) the Company's success in developing, introducing and shipping product enhancements and new products, (iii) the ability to obtain sufficient supplies of sole or limited source components for the Company's products, (iv) the ability to attain and maintain production volumes and quality levels for its products, (v) the mix of distribution channels and products, (vi) new product introductions by the Company's competitors, (vii) pricing actions by the Company or its competitors,
(viii) changes in material costs and (ix) general economic conditions. See "Factors Affecting Future Results--Dependence on OEM Partners and Network Integrators; Customer Concentration," "--Dependence on Sole and Limited Source Suppliers and Availability of Components," "--Substantial Increase in Manufacturing Operations; Dependence on Contract Manufacturing," "-- Competition," "--Rapid Technological Change; New Products and Evolving Markets," "--Uncertain Market Acceptance of the Company's Products; Product Concentration" and "--Product Complexity."

          The Company's revenue in any period is highly dependent upon the sales efforts and success of Xylan's OEM partners and network integrators, which are not within the control of the Company. The Company generally realizes a higher gross margin on direct sales than on sales through its OEM partners and network integrators. Accordingly, if the Company's OEM partners and network integrators were to account for an increased portion of the Company's revenue, gross margins would decline. In addition, new products may have different gross margins than existing products. In particular, the Company's PizzaSwitch product, introduced in the first quarter of 1996, currently has a lower gross margin than the OmniSwitch product. A significant portion of the Company's expenses, such as rent, headcount and capital lease expenses, are relatively fixed in advance, based in large part on the Company's forecasts of future sales. If sales are below expectations in any given period, the adverse effect of a shortfall in sales on the Company's operating results may be magnified by the Company's inability to adjust spending to compensate for such shortfall. The Company's backlog at the beginning of each quarter typically is not sufficient to achieve expected revenue for that quarter. To achieve its revenue objectives, the Company is dependent upon obtaining orders in a quarter for shipment in that quarter. Furthermore, the Company's agreements with its customers typically provide that they may change delivery schedules and cancel orders within specified timeframes without significant penalty. The Company's industry is characterized by short product life cycles and declining prices of existing products, which requires continual improvement of manufacturing efficiencies and introduction of new products and enhancements to existing products to maintain gross margins. Moreover, in response to competitive pressures or to pursue new product or market opportunities, the Company may take certain pricing or marketing actions that could materially and adversely affect the Company's operating results. For example, a reduction in prices of the Company's products could result in lower revenues, an increase in discounts offered to the Company's OEM partners or network integrators would adversely affect the Company's operating margins, and a substantial targeted marketing campaign could significantly increase marketing expense and result in decreased profitability. As a result of all of the foregoing, there can be no assurance that the Company will be able to achieve or sustain profitability on a quarterly or annual basis. In addition, it is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

          COMPETITION. The market for network switching products is intensely competitive and subject to frequent product introductions with improved price/performance characteristics, rapid technological change and continued emergence of new industry standards. Many networking companies, including Bay Networks, Inc., Cabletron Systems, Inc., Cisco Systems, Inc., FORE Systems, Inc. and 3Com Corporation, have introduced, or have announced their intention to develop, network switching products that are or will be competitive with the Company's products. In addition, many of the Company's large competitors offer customers a broader product line which provides a more comprehensive networking solution than the Company currently offers. Xylan expects that other companies will also enter markets in which the Company competes. In addition to competition from providers of network switching products, the Company expects to face competition from other vendors in the networking market who may incorporate switching functionality into their products or provide alternative network solutions. Furthermore, the Company's OEM partners may in the future develop competitive products and may then decide to terminate their relationships with the Company. In addition, certain of the Company's OEMs could sell competitive products using the Company's technology. Many of the Company's current and potential competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed customer base, than the Company. As a result, these competitors may be able to devote greater resources to the development, promotion, sale and support of their products than the Company. In addition, competitors with a larger installed customer base may have a competitive advantage over the Company when selling similar products or alternative networking solutions to such customers. Increased competition could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against either current or potential competitors in the future. See "Factors Affecting Future Results--Dependence on Proprietary Technology; Intellectual Property Litigation."

          SUBSTANTIAL INCREASE IN MANUFACTURING OPERATIONS; DEPENDENCE ON CONTRACT MANUFACTURING. The Company is in the process of substantially increasing its flow of materials, contract manufacturing capacity and internal test and quality functions to respond to customer demand and reduce its order lead times. Any inability or delay in increasing product flow would limit the Company's revenue, could adversely affect the Company's competitive position and could result in late fees or cancellation of orders under agreements with the Company's OEM partners, although these have not occurred to date. The Company currently requires additional manufacturing space and is in the process of leasing an additional 40,000 square feet of space (a portion of which will be used for manufacturing) that is scheduled to be occupied during September 1996. Any delay in leasing or occupying this additional space, or interruption in the normal flow of production as the Company expands manufacturing activities to this new facility, could have a material adverse effect on the Company's business, operating results and financial condition. The Company may also require manufacturing space beyond this additional 40,000 square foot facility in 1996 or thereafter. There can be no assurance that such additional space, if required, will be available in a timely manner or on commercially reasonable terms.

          Xylan's operational strategy relies on outsourcing of manufacturing. The Company currently subcontracts component procurement and assembly of chassis to a single company, and printed circuit board assembly to a single company each of which specializes in the particular services provided. In connection with its operational strategy, the Company is seeking to secure additional sources of supply, including additional contract manufacturers. The Company has experienced in the past, and may in the future experience, problems with its contract manufacturers, such as inferior quality, insufficient quantities and late delivery of product. While such problems have not resulted in any material liabilities from the Company to its customers or end-users to date, there can be no assurance that such problems will not generate material liabilities for the Company or adversely impact the Company's relations with its customers and end-users in the future. To increase the additional production of product from the Company's contract manufacturer during the three months ended June 30, 1996, the Company loaned its contract manufacturer $6 million. The loan is classified as a current asset and is secured by raw materials and electronic components purchased by the contract manufacturer. In July, the Company also guaranteed up to $5 million of the contract manufacturers debt for inventory purchases. Any additional loans or guaranties to the Company's contract adverse affect upon the Company's business, operating results and financial condition. In addition, the Company may in the future experience pricing pressure from its contract manufacturers. To date, the Company has had only limited experience with the use of contract manufacturers. There can be no assurance that the Company will effectively manage its contract manufacturers or that these manufacturers will meet the Company's future requirements for timely delivery of products of sufficient quality and quantity. The Company intends to introduce a number of new products and product enhancements in 1996 and 1997, which will require that the Company rapidly achieve volume production by coordinating its efforts with those of its suppliers and contract manufacturers. Certain of the Company's products in development will require contract manufacturers to adopt or develop advanced manufacturing techniques, which could inhibit volume manufacturing of those products. The inability of Xylan's contract manufacturers to provide it with adequate supplies of high-quality products or the loss of any of the Company's contract manufacturers could cause a delay in Xylan's ability to fulfill orders while the Company identifies a replacement manufacturer and could have a material adverse effect upon the Company's business, operating results and financial condition.

          DEPENDENCE ON SOLE AND LIMITED SOURCE SUPPLIERS AND AVAILABILITY OF COMPONENTS. Several key components used in the manufacture of the Company's products are currently purchased only from single or limited sources. At present, single-sourced components include ASICs, processors, selected integrated circuits, programmable integrated circuits, cables and custom-tooled sheet metal; and limited-sourced components include flash memories, dynamic random access memories ("DRAMs"), and printed circuit boards. The Company generally does not have long-term agreements with any of these single or limited sources of supply. The Company is in the process of incorporating ASICs in many of its products. As stated above, each of these ASICs is initially being manufactured only by a single source, particularly LSI Logic Corporation, and accordingly the risks of relying on sole sources is expected to increase. Any interruption in the supply of any of these components, or the inability of the Company to procure these components from alternate sources at acceptable prices and within a reasonable time, could have a material adverse effect upon the Company's business, operating results and financial condition. Qualifying additional suppliers is time consuming and expensive and the likelihood of errors is greater with new suppliers. The Company uses a rolling six-month forecast based on anticipated product orders to determine its general materials and components requirements. Lead times for materials and components ordered by the Company vary significantly, and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. If orders do not match forecasts, the Company may have excess or inadequate inventory of certain materials and components. From time to time the Company has experienced shortages and allocations of certain components and has experienced delays in filling orders while waiting to obtain the necessary components. Given current worldwide demand for integrated circuits and certain other components used by the Company and the complexity and yield problems in manufacturing such integrated circuits and components, such shortages and allocations are likely to occur in the future and could have a material adverse effect on the Company's business, operating results and financial condition.

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

          DEPENDENCE ON OEM PARTNERS AND NETWORK INTEGRATORS; CUSTOMER CONCENTRATION. The Company is pursuing a sales and marketing strategy focused on developing three channels of distribution for its products: worldwide OEM partners, network integrators in North America and overseas and direct sales. The Company has established OEM partnerships with leading communications and networking companies, including Alcatel N.V. ("Alcatel"), Digital Equipment Corporation ("Digital"), Hitachi Computer Products (America), Inc. ("Hitachi"), and Network Systems Corporation. In July 1996 the Company entered into an alliance with IBM in the field of campus network switching products. Under this alliance, IBM and Xylan will be able to offer the other company's LAN products for resale. In addition, the parties will form a joint development organization using certain of the other company's LAN technology. Both companies will have the right to manufacture and sell each other's campus switching products in exchange for a royalty. Although there is a large number of end-users of Xylan's products, the Company's customer base is highly concentrated and a relatively small number of customers have accounted for a significant portion of the Company's revenue to date. The Company's OEM partners and network integrators account, and are expected to continue to account, for a substantial portion of the Company's net revenue. As a percentage of revenue aggregate sales to OEM partners and network integrators accounted for 47% and 48%, respectively, for the quarter ended June 30, 1996, 42% and 56% respectively, for the quarter ended March 31, 1996, 48% and 44%, respectively, for the quarter ended June 30, 1995, 44% and 51%, respectively, for the six months ended June 30, 1996 and 43% and 50%, respectively, for the six months ended June 30, 1995. Each of the Company's OEM partners and network integrators can cease marketing the Company's products with limited notice to Xylan and with little or no penalty. In addition, the Company's agreements with its OEM partners and network integrators generally provide for discounts based on expected or actual volumes of products purchased or resold by the reseller in a given period and do not require minimum purchases. Certain of these agreements provide manufacturing rights and access to source code upon the occurrence of specified conditions or defaults.

Certain of the Company's OEM agreements provide for limited exclusivity. The Company expects that certain of its OEM partners will in the future develop competitive products and, if they do so, they may decide to terminate their relationship with the Company. In addition, many of the Company's resellers offer competitive products manufactured either by third parties or by themselves. Furthermore, certain of the Company's OEM partners and network integrators offer alternative networking solutions, designed by themselves or third parties, or have pre-existing relationships with current or potential competitors of the Company. There can be no assurance that the Company's OEM partners and network integrators will give a high priority to the marketing of the Company's products as compared to competitive products or alternative networking solutions or that Xylan's OEM partners and network integrators will continue to offer the Company's products. Any reduction or delay in sales of the Company's products by its OEM partners and network integrators could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will retain its current OEM partners or network integrators or that it will be able to recruit additional or replacement OEM partners or network integrators. The loss of one or more of the Company's OEM partners or network integrators could have a material adverse effect on the Company's business, operating results and financial condition. The Company generally realizes a higher gross margin on direct sales than on sales through its OEM partners and network integrators. Accordingly, if the Company's OEM partners and network integrators were to account for an increased portion of the Company's revenue, its gross margin would decline.

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

          PRODUCT COMPLEXITY. Products as complex as those offered by the Company frequently contain undetected software or hardware errors when first introduced or as new versions are released. As is common among participants in the Company's industry, the Company has experienced such errors in the past in connection with product upgrades and new products. Despite testing by the Company and by current and potential customers, Xylan expects that such errors will be found from time to time in new or enhanced products after commencement of commercial shipments. The Company believes it has addressed these errors when they have occurred through software and hardware revisions. However, the occurrence of such errors could, and the inability to correct such errors would, result in the delay or loss of market acceptance of the Company's products, additional expense, diversion of engineering and other resources from the Company's product development efforts and the loss of credibility with Xylan's OEM partners, network integrators and end users, any of which would have a material adverse effect on the Company's business, operating results and financial condition.

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

          The Company is also subject to the risk of adverse claims and litigation alleging infringement of intellectual property rights of others. On June 8, 1995, a suit alleging misappropriation of trade secrets, infringement of U.S. Patent No. 5,394,402 and improper hiring of employees was brought against Xylan by Ascom Timeplex Inc. ("Ascom Timeplex") in the U.S. District Court for the Central District of California in Los Angeles, California, seeking injunctive relief and unspecified monetary damages. The Company and Ascom Timeplex have signed a binding memorandum of understanding to settle this litigation and dismiss all of Ascom Timeplex's charges against the Company and against Steve Y. Kim, John Bailey and another employee named in Ascom Timeplex's complaint, and otherwise release the parties from all claims. The settlement also involves a royalty-free license to the Company of Ascom Timeplex's virtual LAN technology covered by the patent and a royalty-free license to Ascom Timeplex of certain technology embodied in the Company's currently available products for use in and in connection with Ascom Timeplex's Synchrony product family. These licenses are not assignable other than to a successor-in-interest to Ascom Timeplex. The Company also undertakes to transfer a copy of the licensed technology to Ascom Timeplex and for a specified time not to hire Ascom Timeplex employees. The release by Ascom Timeplex is conditioned on transfer of this technology. While the court recently dismissed Ascom Timeplex's charges with prejudice in connection with the settlement, there can be no assurance that future disputes will not arise between the parties with respect to the settlement or otherwise.

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

          DEPENDENCE ON KEY PERSONNEL AND HIRING OF ADDITIONAL PERSONNEL. The Company's success depends to a significant degree upon the continued contributions of its key management, engineering, sales and marketing and manufacturing personnel, many of whom would be difficult to replace. In particular, the Company believes that its future success is highly dependent on Steve Y. Kim, Chairman, President and Chief Executive Officer and John Bailey, Vice President of Development. The Company does not have employment contracts with, and does not currently maintain key man life insurance covering, its key personnel. The Company believes its future success will also depend in large part upon its ability to attract and retain highly skilled managerial, engineering, sales and marketing, finance and manufacturing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. In July 1996, the Company announced the resignation of the Company's vice president and chief financial officer, C. Stephen Cordial. The loss of the services of any of the key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly the chief financial officer, engineers and sales personnel, could have a material adverse effect on the Company's business, operating results or financial condition. In July 1996, the Company announced the resignation of the Company's vice president and chief financial officer, C. Stephen Cordial. Mr. Cordial will consult for the Company and assist in the Company's nationwide search for a new chief financial officer. In addition, companies in the networking industry whose employees accept positions with competitive companies frequently claim that their competitors have engaged in unfair hiring practices. Xylan has, from time to time, received such claims from other companies and, although claims to date have not resulted in material litigation other than in connection with Ascom Timeplex, there can be no assurance that the Company will not receive additional claims in the future as it seeks to hire qualified personnel or that such claims will not result in material litigation involving the Company. The Company could incur substantial costs in defending itself against any such claims, regardless of the merits of such claims. To date, the Company has not lost any employees as a result of such claims.

          INTERNATIONAL OPERATIONS. The Company's sales to customers outside of the United States accounted for approximately 65% and 49% of the Company's revenue in the second quarter of 1996 and fiscal 1995, respectively. However, these percentages may understate sales of the Company's products to international end-users because certain of the Company's U.S.-based OEM partners market the Company's products abroad. The Company's international sales are conducted primarily through its OEM partners and independent territory-specific network integrators. Failure of the Company's OEM partners and network integrators to effectively market the Company's products internationally or the loss of any of these resellers could have a material adverse effect on the Company's business, operating results and financial condition. A number of additional risks are inherent in international operations. The Company's international sales currently are U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in international markets. International sales may also be limited or disrupted by the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, currency exchange fluctuations, political instability, trade restrictions and changes in tariffs. The Company's operating results could also be adversely affected by seasonality of international sales, for example, industry sales are typically lower in Europe in the third calendar quarter. These international factors could have a material adverse effect on future sales of the Company's products to international end-users and, consequently, the Company's business, operating results and financial condition.

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

          REGULATORY MATTERS. The Company's products must meet industry standards and receive certification for connection to certain public telecommunications networks prior to their sale. In the United States, the Company's products must comply with various regulations defined by the Federal Communications Commission and Underwriters Laboratories. Internationally, the Company's products must comply with standards established by telecommunications authorities in various countries as well as with recommendations of the International Telecommunication Union. Although the Company's products have not been denied any regulatory approvals or certifications to date, any future inability to obtain on a timely basis or retain domestic or foreign regulatory approvals or certifications or to comply with existing or evolving industry standards could have a material adverse effect on the Company's business, operating results and financial condition.

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

ITEM 1. Legal Proceedings

        On June 8, 1995, a suit alleging misappropriation of trade secrets, infringement of U.S. Patent No. 5,394,402 and improper hiring of employees was brought against Xylan by Ascom Timeplex Inc. ("Ascom Timeplex") in the U.S. District Court for the Central District of California in Los Angeles, California seeking injunctive relief and unspecified monetary damages. The Company and Ascom Timeplex have signed a binding memorandum of understanding to settle this litigation and dismiss all of Ascom Timeplex's charges against the Company and against Steve Y. Kim, John Bailey and another employee named in Ascom Timeplex's complaint, and otherwise release the parties from all claims. The settlement also involves a royalty-free license to the Company of Ascom Timeplex's virtual LAN technology covered by the patent and a royalty-free license to Ascom Timeplex of certain technology embodied in the Company's currently available products for use in connection with Ascom Timeplex's Synchrony product family. These licenses are not assignable other than to a successor-in-interest to Ascom Timeplex. The Company also undertakes to transfer a copy of the licensed technology to Ascom Timeplex and for a specified time not to hire Ascom Timeplex employees. The release by Ascom Timeplex is conditioned on transfer of this technology. While the court recently dismissed Ascom Timeplex's charges with prejudice in connection with the settlement, there can be no assurance that future disputes will not arise between the parties with respect to the settlement or otherwise.


ITEM 2. Changes In Securities

        None.

ITEM 3. Defaults In Senior Securities

        None.

ITEM 4. Submission Of Matters To A Vote Of Security Holders

        None.

ITEM 5. Other Information

        None.

ITEM 6. Exhibits And Reports On Form 8-K

        (a)  Exhibits

             Exhibit             Description
             -------             -----------

              11.1       Statement of Computation of Earnings Per Share.

              27.1       Financial Data Schedule

        (b)   Reports on Form 8-K


              No reports on Form 8-K were filed by Xylan during the quarter ended June 30, 1996.

                                   SIGNATURE

              Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        XYLAN CORPORATION



Date:  August 14, 1996                  By:  /s/Eugene E. Spies
                                            ----------------------------
                                            Eugene E. Spies
                                            Acting Chief Financial Officer
                                            (Principal Financial and Chief
                                            Accounting Officer)

                               INDEX TO EXHIBITS


            Exhibit             Description
            -------             -----------

            11.1        Statement of Computation of Earnings Per Share.

            27          Financial Data Schedule