Form 10-Q
period 1996-09-30
XYLAN CORP
filed 1996-11-14
CIK 914698

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ______________________

                                  FORM  10-Q

(Mark One)
   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                      OR

   [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 0-27764

                        ______________________________

                               XYLAN CORPORATION
            (Exact name of registrant as specified in its charter)

              California                         95-4433911
           -----------------                   ---------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares outstanding of the registrant's Common Stock as of September June 30, 1996, was 41,836,797.

                               XYLAN CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE PERIOD ENDED SEPTEMBER 30, 1996

                                     INDEX

                                                                                       PAGE
                                                                                       ----
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements:

                 Condensed Consolidated Balance Sheets -- September 30, 1996
                    and December 31, 1995                                                3

                 Condensed Consolidated Statements of Operations -- Three Months
                    Ended September 30, 1996, June 30, 1996, and September 30, 1995      4

                 Nine Months Ended September 30, 1996 and 1995                           5

                 Condensed Consolidated Statements of Cash Flows -- Nine Months
                    Ended September 30, 1996 and 1995                                    6

                 Notes to Condensed Consolidated Financial Statements                 7-11

Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                   12-26

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                           27

Item 2.     Changes in Securities                                                       27

Item 3.     Defaults in Senior Securities                                               27

Item 4.     Submission of Matters to a Vote of Security Holders                         27

Item 5.     Other Information                                                           27

Item 6.     Exhibits and Reports on Form 8-K                                            27

            Signature                                                                   28

            Exhibit Index                                                               29

                       PART I  --  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               XYLAN CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                              SEPTEMBER 30,       DECEMBER 31,
                                                                   1996               1995
                                                              -------------       ------------
                  ASSETS                                       (UNAUDITED)
Current assets:
 Cash and cash equivalents.............................       $   54,634             $  6,034
 Short-term investments................................           60,666                   --
 Accounts receivable, net..............................           23,700               13,142
 Inventories...........................................           10,774                2,128
 Note receivable.......................................            6,000                   --
 Prepaid expenses and other current assets.............            2,000                  383
                                                              ----------             --------
  Total current assets.................................          157,774               21,687
Investments............................................           20,546                   --
Property and equipment, net............................           12,740                5,073
Other assets...........................................            1,272                  488
                                                              ----------             --------
                                                              $  192,332             $ 27,248
                                                              ==========             ========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current installments of capital lease obligations.....       $      324             $    329
 Accounts payable......................................            4,185                7,371
 Accrued expenses......................................            8,103                2,258
 Deferred revenue......................................            3,444                  599
                                                              ----------             --------
  Total current liabilities............................           16,056               10,557
Capital lease obligations, less current installments...              271                  509
Deferred revenue.......................................              584                   77
                                                              ----------             --------
  Total liabilities....................................           16,911               11,143
                                                              ----------             --------

Shareholders' equity:
 Convertible preferred stock...........................               --                   26
 Common stock and additional paid-in capital...........          179,253               30,125
 Accumulated deficit...................................           (3,832)             (14,046)
                                                              ----------             --------
  Net shareholders' equity.............................          175,421               16,105
                                                              ----------             --------
                                                              $  192,332             $ 27,248
                                                              ==========             ========

 The accompanying notes are an integral part of these financial statements.

                               XYLAN CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (in thousands, except per share data)

                                                                  THREE MONTHS ENDED
                                             -------------------------------------------------------------
                                              SEPTEMBER 30,             JUNE 30,             SEPTEMBER 30,
                                                 1996                    1996                    1995
                                             -------------             ---------            --------------

Revenue......................................   $35,425                 $28,187                 $ 8,240
Cost of revenue..............................    15,904                  13,225                   4,386
                                                -------                 -------                 -------
  Gross profit...............................    19,521                  14,962                   3,854
                                                -------                 -------                 -------
Operating expenses:
  Research and development...................     4,255                   3,484                   2,040
  Sales and marketing........................     8,594                   7,039                   3,779
  General and administrative.................     1,017                   1,081                   1,216
                                                -------                 -------                 -------
  Total operating expenses...................    13,866                  11,604                   7,035
                                                -------                 -------                 -------
   Operating income (loss)...................     5,655                   3,358                  (3,181)
Interest income (expense), net...............     1,861                   1,321                     (14)
                                                -------                 -------                 -------
Income (loss) before income taxes............     7,516                   4,679                  (3,195)
Income tax expense...........................     2,886                   1,778                      --
                                                -------                 -------                 -------
  Net income (loss)..........................   $ 4,630                 $ 2,901                 $(3,195)
                                                =======                 =======                 =======
Net income (loss) per share..................   $  0.10                 $  0.06                 $ (0.15)
                                                =======                 =======                 =======
Weighted average common and common
 equivalent shares outstanding...............    47,451                  46,996                  21,151
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

                               XYLAN CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (in thousands, except per share data)

                                                  NINE MONTHS ENDED
                                                    SEPTEMBER 30,
                                                 -------------------
                                                   1996        1995
                                                 -------     -------
Revenue........................................  $87,004     $14,140
Cost of revenue................................   39,952       8,006
                                                 -------     -------
  Gross profit.................................   47,052       6,134
                                                 -------     -------
Operating expenses:
  Research and development.....................   10,933       4,725
  Sales and marketing..........................   21,433       9,203
  General and administrative...................    3,087       2,171
                                                 -------     -------
  Total operating expenses.....................   35,453      16,099
                                                 -------     -------
  Operating income (loss)......................   11,599      (9,965)
Interest income................................    3,359          87
                                                 -------     -------
Income (loss) before income taxes..............   14,958      (9,878)
Income tax expense.............................    4,744          --
                                                 -------     -------
  Net income (loss)............................  $10,214     $(9,878)
                                                 =======     =======
Net income (loss) per share....................  $  0.22     $ (0.47)
                                                 =======     =======
Weighted average common and common
 equivalent shares outstanding.................   46,320      21,151
                                                 =======     =======

  The accompanying notes are an integral part of these financial statements.

                               XYLAN CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (in thousands)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              ----------------------
                                                                1996          1995
                                                              --------     ---------
Cash flows from operating activities:
 Net income (loss).........................................   $ 10,214      $ (9,878)
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
  Depreciation and amortization............................      2,283           515
  Income tax expense.......................................      4,664            --
  Consulting expense paid in common stock..................         --            55
  Unearned compensation amortization.......................        385            --
  Changes in operating assets and liabilities:
    Accounts receivable....................................    (10,558)       (7,756)
    Inventories............................................     (8,646)         (588)
    Prepaid expenses and other current assets..............     (1,617)         (224)
    Other assets...........................................       (784)          (59)
    Accounts payable.......................................     (3,186)        3,401
    Accrued expenses.......................................      5,845         2,119
    Deferred revenue.......................................      3,352           610
                                                              --------     ---------
     Net cash provided by (used) in operating
      activities...........................................      1,952       (11,805)
                                                              --------     ---------
 Cash flows from investing activities:
  Purchases of property and equipment......................     (9,950)       (2,741)
  Note receivable..........................................     (6,000)           --
  Sales (purchases) of investments.........................    (81,212)        3,879
                                                              --------     ---------
     Net cash provided by (used in) investing activities...    (97,162)        1,138
                                                              --------     ---------
 Cash flows from financing activities:
  Proceeds from issuances of common stock and
   common stock warrants...................................    144,053            --
  Proceeds from issuances of convertible preferred stock...         --         9,986
  Long-term loans from bank................................         --         1,000
  Repayments of debt.......................................       (243)           --
                                                              --------     ---------
     Net cash provided by financing activities.............    143,810        10,986
                                                              --------     ---------
     Net increase in cash and cash equivalents.............     48,600           319

Cash and cash equivalents at beginning of period...........      6,034           747
                                                              --------     ---------
Cash and cash equivalents at end of period.................   $ 54,634     $   1,066
                                                              ========     =========
Supplemental disclosure of cash flow information--
  cash paid during the period for interest.................   $     36     $      44
                                                              ========     =========
Supplemental disclosure of non-cash investing and financing
  activities - financed capital expenditures...............   $     --     $     562
                                                              ========     =========

  The accompanying notes are an integral part of these financial statements.

                               XYLAN CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


NOTE 1.   Basis Of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the three and nine month periods ending September 30, 1996 are not necessarily indicative of results which may be achieved for the full fiscal year or for any future period. The unaudited consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto contained in Xylan Corporation's ("Xylan" or the "Company") Registration Statement on Form S-1, File No. 333-03623, declared effective by the Securities and Exchange Commission on May 29, 1996.

NOTE 2.   Investments

    Investments at September 30, 1996 consist of corporate and government debt securities. In accordance with the provisions of Statement of Financial Accounting Standards Board No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies its investments as held-to-maturity securities. The market value of these securities at September 30, 1996, approximated cost.

NOTE 3.   Inventories

    Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. At September 30, 1996 and December 31, 1995, inventories were primarily components parts.

NOTE 4.   Note Receivable

    During the nine months ended September 30, 1996, the Company loaned its contract manufacturer $6 million. The loan, which enables the Contract manufacturer to meet the Company's increasing production requirements, is classified as a current asset and is secured by raw materials and electronic components purchased by the contract manufacturer. In July 1996, the Company also guaranteed up to $5 million of the contract manufacturer's debt for inventory purchases.

NOTE 5.   Accrued Expenses

          Accrued expenses consist of the following:

                                               September 30,   December 31,
                                                   1996            1995
                                               -------------   ------------
           Accrued payroll and related costs      $2,908          $1,003
           Accrued warranty                        1,259             446
           Other                                   3,936             809
                                                  ------          ------
                Total accrued expenses            $8,103          $2,258
                                                  ======          ======

NOTE 6.   Shareholders' Equity

    On March 12, 1996, the Company completed its initial public offering of a total of 4,830,000 shares of common stock, of which 3,680,000 shares were sold by the Company, and 1,150,000 shares were sold by a selling shareholder. Aggregate net proceeds to the Company were approximately $87.4 million.

    Upon the effectiveness of the initial public offering, all of the 25,698,676 outstanding shares of preferred stock were converted into the same number of shares of common stock. Additionally, a warrant containing an automatic net exercise provision was converted into 185,725 shares of common stock.

    On May 30, 1996, the Company completed a secondary public offering of 4,600,000 shares of common stock, of which 1,000,000 shares were sold by the Company, and 3,600,000 shares were sold by certain selling shareholders. Aggregate net proceeds to the Company were approximately $56.2 million.

    The Company has a 1993 Stock Incentive Plan (the "1993 Plan"). Under the 1993 Plan, 8,000,000 shares of the Company's authorized but unissued common stock are reserved for options or stock purchase grants. As of September 30, 1996, the Company has issued 1,272,306 shares of common stock under the 1993 Plan and options to purchase 6,701,870 shares of common stock are outstanding. In connection with the grant of stock options, for financial statement presentation purposes, the Company has recorded unearned compensation, net of cancellations, of $2,336,000 representing the difference between the grant price and the deemed fair market value. This amount will be recorded as compensation expense ratably over the vesting period for each option. For the quarters ended September 30, 1996,and June 30, 1996, the Company recorded $114,000 and $114,000 of compensation expense, respectively. For the nine months ended September 30, 1996 the Company recorded $385,000 of compensation expense.

    In January 1996, the Board of Directors adopted the 1996 Stock Option Plan. As of September 30, 1996 the Company has not issued any shares of common stock under this plan and options to purchase 897,750 are outstanding.

    In January 1996, the Board of Directors also adopted the 1996 Employee Stock Purchase Plan and the 1996 Directors Stock Option Plan. As of September 30, 1996 no options have been granted under these plans.

    In July 1996 the Company and IBM entered into an alliance in the field of campus networking switching products. The Company has committed to grant IBM warrants to purchase up to 2,350,000 shares of Xylan common stock based on the achievement of specific business goals. The exercise price of the warrants will be at a 25% premium over the Xylan closing stock price when earned.

NOTE 7.   Income Taxes

    The Company's provision for income taxes for the three months ended September 30, 1996 and June 30, 1996 and the nine months ended September 30, 1996 is based upon the Company's estimate of the effective tax rate for fiscal 1996. For the quarter ended September 30, and June 30, 1996, the Company realized an income tax benefit for certain stock option transactions. This benefit is used to reduce taxable income prior to the utilization of net operating loss carryforwards, and results in a decrease in current income taxes payable and an increase in additional paid in capital. Accordingly, the Company recorded an income tax provision equal to approximately 38% of pretax income but did not incur an income tax liability. For the quarter ended March 31, 1996, the Company reduced the income tax provision and income tax liability to 3% of pretax income by utilizing net operating loss carryforwards. As a result of net operating losses, no provision for income taxes was recorded for 1995. For the remainder of 1996, the Company expects to record a 38% provision for income taxes, although such percentage may vary depending on several factors, including tax benefits associated with certain stock option transactions, the assessment of the deferred tax asset realization probability and the international component of the Company's business. As of December 31, 1995, the Company had available net operating loss carryforwards for federal and state tax purposes of approximately $12.4 million and $6.2 million, respectively, to offset future United States tax obligations.

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

                                                   THREE MONTHS                NINE SIX MONTHS
                                                       ENDED                        ENDED
                                            -----------------------------   --------------------
                                            SEPT 30,   JUNE 30,  SEPT 30,   SEPT 30,    SEPT 30,
                                              1996       1996      1995       1996        1995
                                            --------   --------  --------   --------    --------
Weighted average common
 stock outstanding                            41,837     40,963    10,320     40,332      10,320
Weighted average common
 stock equivalents outstanding                 5,614      6,033    10,831      5,988      10,831
                                              ------     ------    ------      -----      ------
Shares used in net income
 (loss) per share calculation                 47,451     46,996    21,151     46,320      21,151
                                              ======     ======    ======     ======      ======

    Pursuant to the requirements of the Securities and Exchange
Commission, common stock, stock options, warrants and convertible preferred stock issued by the Company during the twelve months immediately preceding the initial public offering date have been included in the calculation of the weighted average shares outstanding for all periods presented using the treasury stock method. Stock options, warrants and convertible preferred stock issued prior to 1995 are excluded from the computation for the three and nine months ended September 30, 1995, as their inclusion would be antidilutive.

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

NOTE 10.   Segment Information

Customers comprising 10% or more of revenue are as follows:

                          Three months ended              Nine months ended
              -----------------------------------------      September 30,
              September 30,    June 30,   September 30,   ----------------------
                  1996           1996          1995          1996         1995
              -------------    --------   -------------   ---------    ---------
Customer A         15%             *            *             *            *
Customer B         11%            27%          11%           17%           *
Customer C         11%             *            *             *            *
Customer D          *              *            *            13%           *
Customer E          *              *           12%            *           13%
Customer F          *              *           12%            *            *
Customer G          *              *           11%            *            *

______________________
* Revenue to these customers comprised less than 10% of revenue for the respective period.

    Sales to customers outside of North America accounted for approximately 39%, 65% and 44% of the Company's revenue in the three months ended September 30, 1996, June 30, 1996 and September 30, 1995, respectively. Sales to customers outside of North America accounted for approximately 55% and 43% of the Company's revenue in the nine months ended September 30, 1996 and 1995, respectively. However, these percentages may understate sales of the Company's products to international end users because certain of the Company's U.S.-based OEM partners sell the Company's products abroad.

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

Overview

    Xylan is a leading provider of high-bandwidth switching systems that enhance the performance of existing local area networks ("LANs") and facilitate migration to next-generation networking technologies such as asynchronous transfer mode ("ATM"). From inception (July 9, 1993) to December 31, 1994, the Company was primarily engaged in product research and development and in the development of systems and operations. The Company began commercial shipments of its initial OmniSwitch products in January 1995 and introduced the PizzaSwitch product family in March 1996. The Company first achieved profitability in the fourth quarter of 1995. As of September 30, 1996, the Company had an accumulated deficit of $3.8 million.

    The Company markets its products worldwide through OEM partners, system integrators and its own sales force. As a percentage of revenue aggregate sales to OEM partners and system integrators accounted for 47% and 37%, respectively, for the quarter ended September 30, 1996, 47% and 48%, respectively, for the quarter ended June 30, 1996, 49% and 33%, respectively, for the quarter ended September 30, 1995, 46% and 41%, respectively, for the nine months ended September 30, 1996 and 46% and 40%, respectively, for the nine months ended September 30, 1995.

    The Company intends to continue to significantly increase its investments in research and development, sales and marketing and related infrastructure. Any such increases will be highly dependent on factors including the continued growth of the Company's revenue and the rate thereof, success in hiring the appropriate personnel and market acceptance of the Company's products. Due to the anticipated increases in the Company's operating expenses, the Company's operating results will be materially and adversely affected if revenue does not increase. Xylan's limited operating history makes the prediction of future annual or quarterly operating results difficult or impossible. Although the Company has experienced revenue growth in all quarters since revenue was first recognized, such growth rates will not be sustainable and are not indicative of future operating results. There can be no assurance that the Company will sustain profitability.

    As Xylan only began commercial shipments of its OmniSwitch products in January 1995, and due to the significant growth in both revenue and operating expenses for the quarter ended September 30, 1996, versus the same quarter in 1995, the Company believes that the comparison of the operating results for the quarter ended September 30, 1996, versus the quarter ended June 30, 1996, is more meaningful than the comparison of the quarter and nine months ended September 30, 1996, versus the quarter and nine months ended September 30, 1995, respectively.

Results Of Operations

Revenue

    Revenue for the quarter ended September 30, 1996 was $35.4 million compared to $28.2 million for the quarter ended June 30, 1996, an increase of 26%. Revenue for the quarter ended September 30, 1995 was $8.2 million. Revenue for the nine months ended September 30, 1996 was $87.0 million compared to $14.1 million for the nine months ended September 30, 1995. The increases in revenue were due to a number of factors, including the addition of IBM as a strategic partner in July 1996, substantial growth of the LAN switching market, continued introduction by the Company of additional features and functions to its OmniSwitch product family, market acceptance of the Company's LAN switching products, and the Company's investment in sales and marketing efforts. The relative contribution of most of these factors cannot be quantified, and future changes in an individual factor therefore cannot be used to predict future revenue growth. While the Company has achieved quarter-to-quarter revenue growth in previous quarters, there can be no assurances that the Company will be able to sustain this rate of sequential quarterly revenue growth in future periods.

Customers comprising 10% or more of revenue are as follows:

                                Three months ended                Nine months ended
                   -----------------------------------------         September 30,
                   September 30,   June 30,    September 30,   -------------------------
                       1996          1996          1995            1996         1995
                   -------------   --------    -------------   -----------    ----------
Customer A              15%            *              *             *              *
Customer B              11%           27%            11%           17%             *
Customer C              11%            *              *             *              *
Customer D               *             *              *            13%             *
Customer E               *             *             12%            *             13%
Customer F               *             *             12%            *              *
Customer G               *             *             11%            *              *

_____________________________
* Revenue to these customers comprised less than 10% of revenue for the respective period.

    Sales to customers outside of North America accounted for approximately 39%, 65% and 44% of the Company's revenue in the three months ended September 30, 1996, June 30, 1996 and September 30, 1995, respectively. Sales to customers outside of North America accounted for approximately 55% and 43% of the Company's revenue in the nine months ended September 30, 1996 and 1995, respectively. However, these percentages may understate sales of the Company's products to international end users because certain of the Company's U.S.-based OEM partners sell the Company's products abroad.

    As a percentage of revenue aggregate sales to OEM partners and system integrators accounted for 47% and 37%, respectively, for the quarter ended September 30, 1996, 47% and 48% respectively, for the quarter ended June 30, 1996, 49% and 33%, respectively, for the quarter ended September 30, 1995, 46% and 41%, respectively, for the nine months ended September 30, 1996 and 46% and 40%, respectively, for the nine months ended September 30, 1995. The Company's OEM partners and system integrators are expected to continue to account, for a substantial portion of he Company's net revenue.

Gross Profit

    Gross margins were approximately 55.1%, 53.1% and 46.8% for the quarters ended September 30, 1996, June 30, 1996 and September 30, 1995, respectively. Gross margins were approximately 54.1% and 43.4% for the nine months ended September 30, 1996 and 1995, respectively. The increase in gross margins in the third quarter of 1996 from the previous quarter resulted primarily from design changes and component cost reductions. Such savings more than offset the downward margin pressure from sales to OEM partners. The higher gross margins in the three and nine months ended September 30, 1996 as compared to the respective periods in 1995 resulted from component cost reductions, allocating fixed costs over a larger revenue base, costs associated with tooling charges and smaller lot sizes during the early months of the Company's initial product introduction.

    The Company's gross margins in the future will be affected by a number of factors, including competitive market pricing and discount levels, product mix, manufacturing volumes and fluctuations in component costs. After initial product introduction, the Company's strategy is to seek to reduce component costs, particularly by integrating newly-developed ASICs into such products. In addition, the timing and execution of new product introductions may impact gross margins and result in excess or obsolete inventories. The Company's gross margins may also fluctuate due to the mix of distribution channels employed. The Company expects to realize higher gross margins on direct sales than on sales through its OEM partners and system integrators. The Company has entered into an agreement with IBM and may in the future enter into additional OEM agreements, which could adversely affect gross margins. Although gross margins may vary from quarter to quarter, the Company does not anticipate significant improvements in gross margins during the fourth quarter of 1996.

Research and Development Expenses

    Research and development expenses were $4.3 million, $3.5 million and $2.0 million for the quarters ended September 30, 1996, June 30, 1996 and September 30, 1995, respectively. Research and development expenses were $10.9 million and $4.7 million for the nine months ended September 30, 1996 and 1995, respectively. This represents an increase of 22.1% from the second quarter of 1996 to the third quarter of 1996, an increase of 109% from the third quarter of 1995 to the third quarter of 1996 and an increase of 131% from the nine months ended September 30, 1995 to the nine months ended September 30, 1996. These increases were primarily due to a significant increase in the number of development personnel, additional product development expenses incurred in connection with ongoing development of new products and enhancements to the OmniSwitch and PizzaSwitch product family. As a percentage of revenue, research and development expenses were 12%, 12% and 25% for the quarters ended September 30, 1996, June 30, 1996 and September 30, 1995, respectively. For the nine months ended September 30, 1996 and 1995, research and development expenses as a percentage of revenue were 13% and 33%, respectively. These declines were primarily due to the increases in revenue.

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

Sales And Marketing Expenses

    Sales and marketing expenses were $8.6 million, $7.0 million and $3.8 million for the quarters ended September 30, 1996, June 30, 1996 and September 30, 1995, respectively. Sales and marketing expenses were $21.4 million and $9.2 million for the nine months ended September 30, 1996 and 1995, respectively. This represents an increase of 22% from the second quarter of 1996 to the third quarter of 1996, an increase of 127% from the third quarter of 1995 to the third quarter of 1996 and an increase of 133% from the nine months ended September 30, 1995 to the nine months ended September 30, 1996. These increases were primarily due to expenses related to the addition of Xylan sales personnel throughout North America, Europe and Asia, increased commission expenses resulting from higher revenue, and advertising and promotional campaigns in support of the Company's direct sales and system integrator channels.

    As a percentage of revenue, sales and marketing expenses were 24%, 25% and 46% for the quarters ended September 30, 1996, June 30, 1996 and September 30, 1995, respectively. For the nine months ended September 30, 1996 and 1995 sales and marketing expenses as a percentage of revenue were 25% and 65%, respectively. The declines in the three and nine months ended September 30, 1996 as compared to the respective periods in 1995 were primarily due to the increases in revenue.

    As the Company continues to expand its sales force, adding personnel and offices worldwide, and to introduce new products and enhancements to its existing products, it expects that sales and marketing expenses will continue to increase in 1996 in absolute dollars.

General And Administrative Expenses

    General and administrative expenses were $1.0 million, $1.1 million and $1.2 million for the quarters ended September 30, 1996, June 30, 1996 and September 30, 1995, respectively. General and administrative expenses were $3.1 million and $2.2 million for the nine months ended September 30, 1996 and 1995, respectively. This represents a decrease of 6% from the second quarter of 1996 to the third quarter of 1996, a decrease of 16% from the third quarter of 1995 to the third quarter of 1996 and an increase of 42% from the nine months ended September 30, 1995 to the nine months ended September 30, 1996. The decreases when comparing the quarter ended September 30, 1996 with the quarters ended June 30, 1996 and September 30, 1995 reflect the Company incurring lower legal expenses due to the settlement of litigation during the June quarter of 1996. The increases for the nine months ended September 30, 1996 as compared to the same period in 1995 reflects the addition of personnel and systems to support the growth of Xylan's business.

    As a percentage of revenue, general and administrative expenses were 3%, 4% and 15% for the quarters ended September 30, 1996, June 30, 1996 and September 30, 1995, respectively. For the nine months ended September 30, 1996 and 1995 general and administrative expenses as a percentage of revenue were 4% and 15%, respectively. The decreases reflect the increases in revenue in the current-year periods. As the Company continues to expand its sales force, add personnel and offices worldwide, and introduce new products and enhancements to its existing products, it expects that general and administrative expenses will increase in 1996 in absolute dollars.

Interest Income

    Interest income (expense) was $1.9 million, $1.3 million and $(14,000) for the quarters ended September 30, 1996, June 30, 1996 and September 30, 1995, respectively. Interest income was $3.4 million and $87,000 for the nine months ended September 30, 1996 and 1995, respectively. These increases are the result of interest income earned on the net proceeds of $87.4 million and $56.2 million from the Company's initial public offering in March 1996 and the Company's secondary public offering in May 1996, respectively.

Provision For Income Taxes

    The Company's provision for income taxes for the three months ended September 30, 1996 and June 30, 1996, and the nine months ended September 30, 1996 is based upon the Company's estimate of the effective tax rate for fiscal 1996. For the quarters ended September 30, 1996 and June 30, 1996, the Company realized an income tax benefit for certain stock option transactions. This benefit is used to reduce taxable income prior to the utilization of net operating loss carryforwards, and results in a decrease in current income taxes payable and an increase in additional paid in capital. Accordingly, the Company recorded an income tax provision equal to 38% of pretax income but did not incur an income tax liability.

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

Liquidity And Capital Resources

    Since inception, the Company has financed its operations and capital expenditures principally through the sale of Common Stock and Preferred Stock, for aggregate proceeds of approximately $178 million, and capital lease and other debt financing. For the nine months ended September 30, 1996 and 1995 cash provided by (utilized in) operating activities was $2 million and ($11.8 million), respectively. The increase in cash provided by operations is primarily the result of the increase in net income partially offset by increased working capital necessary to fund the significantly expanded operations and the resulting inventories and accounts receivable.

    For the nine months ended September 30, 1996 and 1995 capital expenditures aggregated $10.0 million and $2.7 million, respectively. During the nine months ended September 30, 1996, the Company loaned its contract manufacturer $6 million. The loan, which enables the Contract manufacturer to meet the Company's increasing production requirements, is classified as a current asset and is secured by raw materials and electronic components purchased by the contract manufacturer. In July 1996, the Company also guaranteed up to $5 million of the contract manufacturer's debt for inventory purchases.

    The Company requires substantial working capital to fund its business, particularly to finance inventories and accounts receivables (which are increasing in connection with increased product sales) and for capital expenditures. The Company's future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of the Company's products. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

    The Company's principal sources of liquidity as of September 30, 1996 consisted of $54.6 million in cash and cash equivalents, $60.7 million in short-term investments and a $7.5 million bank credit facility. The Company believes that existing cash and investment balances and cash flow expected to be generated from future operations, will be sufficient to meet the Company's requirements for at least the next 12 months.

Factors Affecting Future Results

    LIMITED OPERATING HISTORY; RECENT PROFITABILITY; UNCERTAIN FUTURE PROFITABILITY. The Company was organized in July 1993 and began shipping its first LAN switching products in volume in the first quarter of 1995. The Company's initial products offered limited interfaces and, in September 1995, the Company began offering fully-featured products. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. As of September 30, 1996, the Company had an accumulated deficit of $3.8 million. The Company has experienced substantial revenue growth since January 1995, and first achieved profitability in the fourth quarter of 1995. Due to the Company's limited operating history, there can be no assurance of revenue growth and profitability on a quarterly or annual basis in the future. While the Company achieved significant quarter-to-quarter revenue growth since it introduced its products in 1995, there can be no assurance that the Company will be able to sustain the same rate of sequential quarterly revenue growth in future periods. In the fourth quarter of 1996 and in fiscal 1997, the Company intends to increase significantly its investments in research and development, sales and marketing and related infrastructure. Any such increases will be highly dependent on factors including the continued growth of the Company's revenue and the rate thereof, success in hiring the appropriate personnel and market acceptance of the Company's products. Due to the anticipated increases in the Company's operating expenses, the Company's operating results will be adversely affected if revenue does not increase. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in rapidly evolving markets. To address these risks, the Company must, among other things, successfully increase the scope of its operations, respond to competitive developments, continue to attract, retain and motivate qualified personnel and continue to commercialize products incorporating advanced technologies. There can be no assurance that the Company will be successful in addressing such risks.

    FLUCTUATIONS IN OPERATING RESULTS. The Company's revenue and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including (i) the timing and amount of significant orders from the Company's OEM partners and system integrators, (ii) the Company's success in developing, introducing and shipping product enhancements and new products, (iii) the ability to obtain sufficient supplies of sole or limited source components for the Company's products, (iv) the ability to attain and maintain production volumes and quality levels for its products, (v) the mix of distribution channels and products, (vi) new product introductions by the Company's competitors, (vii) pricing actions by the Company or its competitors,
(viii) changes in material costs and (ix) general economic conditions. See "Factors Affecting Future Results--Dependence on OEM Partners and Network Integrators; Customer Concentration," "--Dependence on Sole and Limited Source Suppliers and Availability of Components," "--Substantial Increase in Manufacturing Operations; Dependence on Contract Manufacturing," "--Competition," "--Rapid Technological Change; New Products and Evolving Markets," "--Uncertain Market Acceptance of the Company's Products; Product Concentration" and "--Product Complexity."

    The Company's revenue in any period is highly dependent upon the sales efforts and success of Xylan's OEM partners and system integrators, which are not within the control of the Company. The Company generally realizes a higher gross margin on direct sales than on sales through its OEM partners and network integrators. Accordingly, if the Company's OEM partners and system integrators were to account for an increased portion of the Company's revenue, gross margins would decline. In addition, new products may have different gross margins than existing products. In particular, the Company's PizzaSwitch product, introduced in the first quarter of 1996, currently has a lower gross margin than the OmniSwitch product. A significant portion of the Company's expenses, such as rent, headcount and capital lease expenses, are relatively fixed in advance, based in large part on the Company's forecasts of future revenue. If revenues are below expectations in any given period, the adverse effect of a shortfall in revenue on the Company's operating results may be magnified by the Company's inability to adjust spending to compensate for such shortfall. The Company's backlog at the beginning of each quarter typically is not sufficient to achieve expected revenue for that quarter. To achieve its revenue objectives, the Company is dependent upon obtaining orders in a quarter for shipment in that quarter. Furthermore, the Company's agreements with its customers typically provide that they may change delivery schedules and cancel orders within specified timeframes without significant penalty. The Company's industry is characterized by short product life cycles and declining prices of existing products, which requires continual improvement of manufacturing efficiencies and introduction of new products and enhancements to existing products to maintain gross margins. Moreover, in response to competitive pressures or to pursue new product or market opportunities, the Company may take certain pricing or marketing actions that could materially and adversely affect the Company's operating results. For example, a reduction in prices of the Company's products could result in lower revenue, an increase in discounts offered to the Company's OEM partners or system integrators would adversely affect the Company's operating margins, and a substantial targeted marketing campaign could significantly increase marketing expense and result in decreased profitability. As a result of all of the foregoing, there can be no assurance that the Company will be able to achieve or sustain profitability on a quarterly or annual basis. In addition, it is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

    COMPETITION. The market for network switching products is intensely competitive and subject to frequent product introductions with improved price/performance characteristics, rapid technological change and continued emergence of new industry standards. Many networking companies, including Bay Networks, Inc., Cabletron Systems, Inc., Cisco Systems, Inc., FORE Systems, Inc. and 3Com Corporation, have introduced, or have announced their intention to develop, network switching products that are or will be competitive with the Company's products. In addition, many of the Company's large competitors offer customers a broader product line which provides a more comprehensive networking solution than the Company currently offers. Xylan expects that other companies will also enter markets in which the Company competes. In addition to competition from providers of network switching products, the Company expects to face competition from other vendors in the networking market who may incorporate switching functionality into their products or provide alternative network solutions. Furthermore, the Company's OEM partners may in the future develop competitive products and may then decide to terminate their relationships with the Company. In addition, certain of the Company's OEMs could sell competitive products using the Company's technology. Many of the Company's current and potential competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed customer base, than the Company. As a result, these competitors may be able to devote greater resources to the development, promotion, sale and support of their products than the Company. In addition, competitors with a larger installed customer base may have a competitive advantage over the Company when selling similar products or alternative networking solutions to such customers. Increased competition could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against either current or potential competitors in the future. See "Factors Affecting Future Results-- Dependence on Proprietary Technology; Intellectual Property Litigation."

    SUBSTANTIAL INCREASE IN MANUFACTURING OPERATIONS; DEPENDENCE ON
CONTRACT MANUFACTURING. The Company is in the process of substantially increasing its flow of materials, contract manufacturing capacity and internal test and quality functions to respond to customer demand and reduce its order lead times. Any inability or delay in increasing product flow would limit the Company's revenue, could adversely affect the Company's competitive position and could result in late fees or cancellation of orders under agreements with the Company's OEM partners, although these have not occurred to date. The Company recently leased an additional 40,000 square feet of space (a portion of which is being used for manufacturing). Any interruption in the normal flow of production as the Company expands manufacturing activities to this new facility, could have a material adverse effect on the Company's business, operating results and financial condition. The Company may also require manufacturing space beyond this additional 40,000 square foot facility. There can be no assurance that such additional space, if required, will be available in a timely manner or on commercially reasonable terms.

    Xylan's operational strategy relies on outsourcing of manufacturing. The Company currently subcontracts component procurement and assembly of chassis to a single company, and printed circuit board assembly to a single company each of which specializes in the particular services provided. In connection with its operational strategy, the Company is seeking to secure additional sources of supply, including additional contract manufacturers. The Company has experienced in the past, and may in the future experience, problems with its contract manufacturers, such as inferior quality, insufficient quantities and late delivery of product. While such problems have not resulted in any material liabilities from the Company to its customers or end-users to date, there can be no assurance that such problems will not generate material liabilities for the Company or adversely impact the Company's relations with its customers and end-users in the future. During the nine months ended September 30, 1996, the Company loaned its contract manufacturer $6 million. The loan, which enables the Contract manufacturer to meet the Company's increasing production requirements, is classified as a current asset and is secured by raw materials and electronic components purchased by the contract manufacturer. In July 1996, the Company also guaranteed up to $5 million of the contract manufacturer's debt for inventory purchases. Any additional loans or guaranties to the Company's contract manufacturer could have an adverse affect upon the Company's business, operating results and financial condition. In addition, the Company may in the future experience pricing pressure from its contract manufacturers. To date, the Company has had only limited experience with the use of contract manufacturers. There can be no assurance that the Company will effectively manage its contract manufacturers or that these manufacturers will meet the Company's future requirements for timely delivery of products of sufficient quality and quantity. The Company intends to introduce a number of new products and product enhancements in 1996 and 1997, which will require that the Company rapidly achieve volume production by coordinating its efforts with those of its suppliers and contract manufacturers. Certain of the Company's products in development will require contract manufacturers to adopt or develop advanced manufacturing techniques, which could inhibit volume manufacturing of those products. The inability of Xylan's contract manufacturers to provide it with adequate supplies of high-quality products or the loss of any of the Company's contract manufacturers could cause a delay in Xylan's ability to fulfill orders while the Company identifies a replacement manufacturer and could have a material adverse effect upon the Company's business, operating results and financial condition.

    DEPENDENCE ON SOLE AND LIMITED SOURCE SUPPLIERS AND AVAILABILITY OF COMPONENTS. Several key components used in the manufacture of the Company's products are currently purchased only from single or limited sources. At present, single-sourced components include ASICs, processors, selected integrated circuits, programmable integrated circuits, cables and custom-tooled sheet metal; and limited-sourced components include flash memories, dynamic random access memories ("DRAMs"), and printed circuit boards. The Company generally does not have long-term agreements with any of these single or limited sources of supply. The Company is in the process of incorporating ASICs in many of its products. As stated above, each of these ASICs is initially being manufactured only by a single source, LSI Logic Corporation in most cases, and accordingly the risks of relying on sole sources is expected to increase. Any interruption in the supply of any of these components, or the inability of the Company to procure these components from alternate sources at acceptable prices and within a reasonable time, could have a material adverse effect upon the Company's business, operating results and financial condition. Qualifying additional suppliers is time consuming and expensive and the likelihood of errors is greater with new suppliers. The Company uses a rolling six-month forecast based on anticipated product orders to determine its general materials and components requirements. Lead times for materials and components ordered by the Company vary significantly, and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. If orders do not match forecasts, the Company may have excess or inadequate inventory of certain materials and components. From time to time the Company has experienced shortages and allocations of certain components and has experienced delays in filling orders while waiting to obtain the necessary components. Given current worldwide demand for integrated circuits and certain other components used by the Company and the complexity and yield problems in manufacturing such integrated circuits and components, such shortages and allocations are likely to occur in the future and could have a material adverse effect on the Company's business, operating results and financial condition.

    MANAGEMENT OF GROWTH. The Company's recent growth has placed a significant strain on the Company's financial and management personnel and information systems and controls. This growth has resulted in a continuing increase in the level of responsibility for both existing and new management personnel. The Company recently implemented new and enhanced financial and management information systems and controls and is training its personnel to operate such systems. Any difficulty in the operation of such new and enhanced systems or the training of personnel, or any disruptions in the transition to such new or enhanced systems and controls, could adversely affect the Company's ability to accurately forecast sales demand and calibrate manufacturing to such demand, to calibrate purchasing levels, to accurately record and control inventory levels, and to record and report financial and management information on a timely and accurate basis. Due to its rapid growth the Company experienced each of these problems in the past. The occurrence or recurrence of any of these events could have a material adverse effect on the Company's business, financial condition and results of operations.

    DEPENDENCE ON OEM PARTNERS AND SYSTEM INTEGRATORS; CUSTOMER
CONCENTRATION. The Company is pursuing a sales and marketing strategy focused on developing three channels of distribution for its products: worldwide OEM partners, system integrators in North America and overseas and direct sales.
The Company has established OEM partnerships with leading communications and networking companies, including, IBM, Hitachi Computer Products (America), Inc. ("Hitachi"), and Alcatel N.V. ("Alcatel"). In November 1996, the Company entered into an OEM agreement with Samsung Electronics Company Ltd. ("Samsung") and also signed a licensing agreement with Samsung under which the Company will modify its OmniVision network management software to control Samasung's ATM switches, in addition to Xylan LAN switches. Samsung will also be combining Samsung's ATM switching technology, Xylan's LAN switching technology and the new integrated network management system to provide a complete solution to the needs of Samsung's customers. Under the alliance with IBM, in the field of campus network switching products, IBM and Xylan will be able to offer the other company's LAN products for resale. In addition, the parties are forming a joint development organization using certain of the other company's LAN technology. Both companies have the right to manufacture and sell each other's campus switching products in exchange for a royalty. As of September 30, 1996 no royalties have been earned by either company.

    Although there is a large number of end-users of Xylan's products, the Company's customer base is highly concentrated and a relatively small number of customers have accounted for a significant portion of the Company's revenue to date. The Company's OEM partners and system integrators account, and are expected to continue to account, for a substantial portion of the Company's net revenue. As a percentage of revenue aggregate sales to OEM partners and system integrators accounted for 47% and 37%, respectively, for the quarter ended September 30, 1996, 47% and 48% respectively, for the quarter ended June 30, 1996, 49% and 33%, respectively, for the quarter ended September 30, 1995, 46% and 41%, respectively, for the nine months ended September 30, 1996 and 46% and 40%, respectively, for the nine months ended September 30, 1995. Each of the Company's OEM partners and system integrators can cease marketing the Company's products with limited notice to Xylan and with little or no penalty. In addition, the Company's agreements with its OEM partners and system integrators generally provide for discounts based on expected or actual volumes of products purchased or resold by the reseller in a given period and do not require minimum purchases. Certain of these agreements provide manufacturing rights and access to source code upon the occurrence of specified conditions or defaults.

    Certain of the Company's OEM agreements provide for limited exclusivity. The Company expects that certain of its OEM partners will in the future develop competitive products and, if they do so, they may decide to terminate their relationship with the Company. In addition, many of the Company's resellers offer competitive products manufactured either by third parties or by themselves. Furthermore, certain of the Company's OEM partners and network integrators offer alternative networking solutions, designed by themselves or third parties, or have pre-existing relationships with current or potential competitors of the Company. There can be no assurance that the Company's OEM partners and system integrators will give a high priority to the marketing of the Company's products as compared to competitive products or alternative networking solutions or that Xylan's OEM partners and system integrators will continue to offer the Company's products. Any reduction or delay in sales of the Company's products by its OEM partners and system integrators could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will retain its current OEM partners or system integrators or that it will be able to recruit additional or replacement OEM partners or system integrators. The loss of one or more of the Company's OEM partners or system integrators could have a material adverse effect on the Company's business, operating results and financial condition. The Company generally realizes a higher gross margin on direct sales than on sales through its OEM partners and system integrators. Accordingly, if the Company's OEM partners and system integrators were to account for an increased portion of the Company's revenue, its gross margin would decline.

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

    UNCERTAIN MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS; PRODUCT CONCENTRATION. The Company currently derives substantially all of its revenue from its OmniSwitch and PizzaSwitch products and the Company expects that revenue from these products will continue to account for a substantial portion of the Company's revenue at least through 1997. Broad market acceptance of these products is, therefore, critical to the Company's future success. Factors that may affect the market acceptance of the Company's products include market acceptance of network switching products, the availability and price of competing products and technologies and the success of the sales efforts of the Company and its OEM partners and system integrators. Moreover, the Company's operating history in the network switching market and its resources are limited relative to those of certain of its current and potential competitors. The Company's future performance will also depend in part on the successful development, introduction and market acceptance of new and enhanced products. Failure of the Company's products to achieve market acceptance would have a material adverse effect on the Company's business, operating results and financial condition.

    PRODUCT COMPLEXITY. Products as complex as those offered by the Company frequently contain undetected software or hardware errors when first introduced or as new versions are released. As is common among participants in the Company's industry, the Company has experienced such errors in the past in connection with product upgrades and new products. Despite testing by the Company and by current and potential customers, Xylan expects that such errors will be found from time to time in new or enhanced products after commencement of commercial shipments. The Company believes it has addressed these errors when they have occurred through software and hardware revisions. However, the occurrence of such errors could, and the inability to correct such errors would, result in the delay or loss of market acceptance of the Company's products, additional expense, diversion of engineering and other resources from the Company's product development efforts and the loss of credibility with Xylan's OEM partners, system integrators and end users, any of which would have a material adverse effect on the Company's business, operating results and financial condition.

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

    The Company is also subject to the risk of adverse claims and litigation alleging infringement of intellectual property rights of others. On June 8, 1995, a suit alleging misappropriation of trade secrets, infringement of U.S. Patent No. 5,394,402 and improper hiring of employees was brought against Xylan by Ascom Timeplex Inc. ("Ascom Timeplex") in the U.S. District Court for the Central District of California in Los Angeles, California, seeking injunctive relief and unspecified monetary damages. The Company and Ascom Timeplex have signed a binding memorandum of understanding to settle this litigation and dismiss all of Ascom Timeplex's charges against the Company and against Steve Y. Kim, John Bailey and another employee named in Ascom Timeplex's complaint, and otherwise release the parties from all claims. The settlement also involves a royalty-free license to the Company of Ascom Timeplex's virtual LAN technology covered by the patent and a royalty-free license to Ascom Timeplex of certain technology embodied in the Company's currently available products for use in and in connection with Ascom Timeplex's Synchrony product family. These licenses are not assignable other than to a successor-in-interest to Ascom Timeplex. The Company also undertakes to transfer a copy of the licensed technology to Ascom Timeplex and for a specified time not to hire Ascom Timeplex employees. The release by Ascom Timeplex is conditioned on transfer of this technology. While the court dismissed Ascom Timeplex's charges with prejudice in connection with the settlement, there can be no assurance that future disputes will not arise between the parties with respect to the settlement or otherwise.

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

    DEPENDENCE ON KEY PERSONNEL AND HIRING OF ADDITIONAL PERSONNEL. The Company's success depends to a significant degree upon the continued contributions of its key management, engineering, sales and marketing and manufacturing personnel, many of whom would be difficult to replace. In particular, the Company believes that its future success is highly dependent on Steve Y. Kim, Chairman, President and Chief Executive Officer and John Bailey, Vice President of Development. The Company does not have employment contracts with, and does not currently maintain key man life insurance covering, its key personnel. The Company believes its future success will also depend in large part upon its ability to attract and retain highly skilled managerial, engineering, sales and marketing, finance and manufacturing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of the services of any of the key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly the chief financial officer, engineers and sales personnel, could have a material adverse effect on the Company's business, operating results or financial condition. In July 1996, the Company announced the resignation of C. Stephen Cordial as the Company's vice president and chief financial officer. Mr. Cordial will remain an employee of the Company to investigate strategic investment opportunities and potential acquisitions and other projects. In addition, companies in the networking industry whose employees accept positions with competitive companies frequently claim that their competitors have engaged in unfair hiring practices. Xylan has, from time to time, received such claims from other companies and, although claims to date have not resulted in material litigation other than in connection with Ascom Timeplex, there can be no assurance that the Company will not receive additional claims in the future as it seeks to hire qualified personnel or that such claims will not result in material litigation involving the Company. The Company could incur substantial costs in defending itself against any such claims, regardless of the merits of such claims. To date, the Company has not lost any employees as a result of such claims.

     INTERNATIONAL OPERATIONS. Sales to customers outside of North America accounted for approximately 39%, 65% and 44% of the Company's revenue in the three months ended September 30, 1996, June 30, 1996 and September 30, 1995, respectively. Sales to customers outside of North America accounted for approximately 55% and 43% of the Company's revenue in the nine months ended September 30, 1996 and 1995, respectively. However, these percentages may understate sales of the Company's products to international end users because certain of the Company's U.S.-based OEM partners sell the Company's products abroad. The Company's international sales are conducted primarily through its OEM partners and independent territory-specific system integrators. Failure of the Company's OEM partners and system integrators to effectively market the Company's products internationally or the loss of any of these resellers could have a material adverse effect on the Company's business, operating results and financial condition. A number of additional risks are inherent in international operations. The Company's international sales currently are U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in international markets. International sales may also be limited or disrupted by the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, currency exchange fluctuations, political instability, trade restrictions and changes in tariffs. The Company's operating results could also be adversely affected by seasonality of international sales. These international factors could have a material adverse effect on future sales of the Company's products to international end-users and, consequently, the Company's business, operating results and financial condition.

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

    NEED FOR ADDITIONAL CAPITAL. The Company requires substantial working capital to fund its business, particularly to finance inventories and accounts receivable and for capital expenditures. The Company believes that its existing cash balances, together with its line of credit and cash flow expected to be generated from future operations, will be sufficient to meet the Company's capital requirements through at least the end of 1997, although the Company could be required, or could elect, to seek to raise additional capital. The Company's future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of the Company's products. The Company expects that it may need to raise additional equity or debt financing in the future. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

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

    Steve Kim and Yuri Pikover, executive officers and members of the Board of Directors of the Company, have each recently entered into a program of periodic sales of shares of their Xylan Common Stock for the purpose of diversifying their personal holdings. In addition, certain of the venture capital partnerships that invested in the Company have begun to distribute portions of their holdings to their general and limited partners, who in turn have begun to resell such shares on the open market. Any such sales by insiders or distributions by large investors may also have an adverse effect on the market price of the Company's Common Stock.

                         PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

   On June 8, 1995, a suit alleging misappropriation of trade secrets, infringement of U.S. Patent No. 5,394,402 and improper hiring of employees was brought against Xylan by Ascom Timeplex Inc. ("Ascom Timeplex") in the U.S. District Court for the Central District of California in Los Angeles, California seeking injunctive relief and unspecified monetary damages. The Company and Ascom Timeplex have signed a binding memorandum of understanding to settle this litigation and dismiss all of Ascom Timeplex's charges against the Company and against Steve Y. Kim, John Bailey and another employee named in Ascom Timeplex's complaint, and otherwise release the parties from all claims. The settlement also involves a royalty-free license to the Company of Ascom Timeplex's virtual LAN technology covered by the patent and a royalty-free license to Ascom Timeplex of certain technology embodied in the Company's currently available products for use in connection with Ascom Timeplex's Synchrony product family. These licenses are not assignable other than to a successor-in-interest to Ascom Timeplex. The Company also undertakes to transfer a copy of the licensed technology to Ascom Timeplex and for a specified time not to hire Ascom Timeplex employees. The release by Ascom Timeplex is conditioned on transfer of this technology. While the court dismissed Ascom Timeplex's charges with prejudice in connection with the settlement, there can be no assurance that future disputes will not arise between the parties with respect to the settlement or otherwise.


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

ITEM 5. Other Information

        None.

ITEM 6. Exhibits And Reports On Form 8-K

        (a)  Exhibits

             Exhibit             Description
             -------             -----------

             11.1       Statement of Computation of Earnings Per Share.

             27         Financial Data Schedule

        (b)  Reports on Form 8-K


      No reports on Form 8-K were filed by Xylan during the quarter ended September 30, 1996.

                                   SIGNATURE

      Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          XYLAN CORPORATION



Date:  November 14, 1996                  By:  /s/Eugene E. Spies
                                               ----------------------------

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