Form 10-K405
period 1996-12-31
XYLAN CORP
filed 1997-03-31
CIK 914698

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ________________

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended December 31, 1996, or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition period from ___ to ___.

                        Commission file number: 0-27764

                               XYLAN CORPORATION
            (Exact name of Registrant as specified in its charter)

                  CALIFORNIA                        95-4433911
        (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)          Identification No.)

                  26679 WEST AGOURA ROAD, CALABASAS, CA 91302
                   (Address of principal executive offices)

       Registrant's telephone number, including area code: (818)880-3500

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES [X]   NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $423,813,608 as of February 28, 1997, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 42,222,780 shares of Registrant's Common Stock issued and outstanding as of February 28, 1997.
                        ________________________________

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of the Registrant for the 1997 Annual Meeting of Shareholders are incorporated in Part III of this Form 10-K.

                            INTRODUCTORY STATEMENT

          Except for the historical information contained in this Annual Report on Form 10-K, the matters discussed herein include forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, the timing of orders and shipments, the timely development and market acceptance of new products, the impact of competitive products and pricing, the Company's ability to further expand into domestic and international markets and other risks detailed below and included from time to time in the Company's other SEC reports and press releases, copies of which are available from the Company upon request. The Company assumes no obligation to update any forward-looking statements contained herein.

          References made in this Annual Report on Form 10-K to "Xylan Corporation" or the "Company" refer to Xylan Corporation and its subsidiaries. The following Xylan Corporation trademarks are mentioned in this Annual
Report: Xylan(R) and OmniSwitch(R) are registered trademarks of the Company, and AutoTracker(TM), OmniVision Optimized Device Switching(TM),
PizzaSwitch(TM) and X-Cell(TM) are trademarks of the Company.

                                    PART I

ITEM 1.   BUSINESS
------    --------

OVERVIEW

     Xylan Corporation ("Xylan" or the "Company") is a leading provider of high-bandwidth switching systems that enhance the performance of existing local area networks and facilitate migration to next-generation networking technologies such as ATM. Current hub- and router-based networks are facing performance degradation due to the continued growth in the size of networks, increasing demands of high-performance personal computers and workstations, and emergence of graphical applications, such as Intranet / Java applications, document image processing, desktop video, medical imaging, modeling and simulation, and the World Wide Web. To address these issues, a new generation of "switched-media" technologies has emerged, including LAN switching, ATM switching, IP switching and virtual LANs.

     Xylan offers the OmniSwitch and PizzaSwitch product families, which support all popular LAN types with "any-to-any" MAC-layer translation, and allow the use of LAN switches in place of shared-media hubs. The Company's switches are based on a distributed, modular, multiprocessor architecture that currently combines LAN switching, virtual LANs, ATM switching, wide area access, security, and routing in a single product and allows switching performance to increase in linear proportion to the number of ports. Xylan's AutoTracker product supports flexible virtual LANs and simplifies network management. The Company has developed and continues to develop ATM switching technology and ASICs (application-specific integrated circuits) for integration into its product line.

     Xylan has strategic OEM partnerships with leading communications and networking companies, including Alcatel, Hitachi, IBM and Samsung, that have significant customer relationships already in place. Xylan pursues direct sales to organizations in North America with large networking requirements and employs network integrators to target customers worldwide. The Company's products have been deployed by a broad range of organizations, ranging from companies in the telecommunications, manufacturing, medical, computer services, media and finance/insurance industries to educational institutions and the federal government.

INDUSTRY BACKGROUND

     Networking technologies have evolved over the last several decades in response to changes in the ways organizations use computers. Approximately ten years ago a transition in networking technologies occurred in response to the increasing use of personal computers within organizations. As personal computers proliferated, local area network technologies such as Ethernet and token ring were widely implemented to connect these workstations to shared resources. Intelligent hubs emerged as a reliable and structured method of connecting workstations into LANs. As the networks continued to grow, a single Ethernet or token ring LAN could not accommodate the proliferation of data, making it necessary to divide the network into separate domains. The first devices used for this purpose were bridges; however, one limitation of bridges is that they indiscriminately broadcast some types of information throughout the entire network. The amount of this "broadcast traffic" increases as the network grows, and in a large network can create a heavy load on all workstations. To solve this problem, routers were developed to intercept broadcast traffic and forward that information "intelligently," minimizing the load on the network. As a result, hub- and router-based networks became the most widely used network environments.


                                    MAINFRAME ERA            MINICOMPUTER ERA        SHARED-MEDIA NETWORK     SWITCHED NETWORK ERA
                                      1965-1975                 1975-1985                ERA 1985-1995                1995-



COMPUTING PLATFORMS             mainframes               minicomputers              personal computers        graphical workstations


INFORMATION TRANSMITTED         textual data             textual data               program and data files    graphical data

BANDWIDTH REQUIREMENTS          shared, low-speed        dedicated, low-speed       shared, high-speed        dedicated, high-speed
                                bandwidth                bandwidth                  bandwidth                 bandwidth

KEY NETWORKING TECHNOLOGIES     front end processors,    statistical                intelligent hubs,         LAN switches and ATM
                                controllers              multiplexers, data PBXs    bridges and routers       switches with routing
                                                                                                              functionality


     Currently, LANs are again facing performance degradation due to the continued growth in the size of networks and increasing demands of high-performance personal computers and workstations. The increasing bandwidth requirements are also being driven by the emergence of graphical applications, such as Intranet / Java applications, document image processing, desktop video, medical imaging, modeling and simulation, and the World Wide Web. A new generation of switching technologies is currently emerging to address these issues and migrate customers to next-generation networking systems.

Shared-Media LANs

     Traditional LAN types, such as Ethernet, token ring, and Fiber Distributed Data Interface ("FDDI"), are often referred to as "shared-media" technologies because they require computers to take turns communicating on a single LAN. On these LANs, a computer can only send information when another computer is not doing so. This technology works well when workstations only need short, infrequent bursts of network access, such as the transfer of a file from a file server or to a network printer. As more workstations share a single LAN, demands for access to the network increase. As a result, individual users experience slower network response times.

     In a typical shared-media LAN, workstations and servers are connected to a hub, which functions as a single LAN. In order to improve network performance, larger networks are often divided into multiple LANs. Individual LANs, which are built using hubs, are connected to each other using routers which are the backbone of most present-day networks. Routers facilitate the flow of traffic between LANs by intercepting broadcast traffic and only forwarding the necessary traffic to its appropriate destination, minimizing the load on the network. Routers are relatively expensive, since intelligent control of network traffic requires complex software and high-performance hardware.

     In addition, as the number of LANs increases, a routed network becomes more difficult and costly to manage. A hub- and router-based network is based on physical LANs, where all workstations on a single physical Ethernet or token ring are assigned the same network address. Routers, by moving traffic between hubs using these addresses, require network administrators to change the network address of a workstation when it is relocated. This results in substantial work for network administrators when moves are common.

     New graphical applications have increased network loads enormously, which can overwhelm shared-media networks. Shared-media LANs require workstations and servers to contend for the total capacity or "bandwidth" of the network. As a result, the effective bandwidth available to each computer declines with the growth of the number of computers connected to the LAN and the volume of network traffic. Network users employing data-intensive applications also can "crowd out" other users who require less bandwidth.

LAN Switching

     Network administrators are increasingly using a new LAN technology based on switching to avoid the performance degradation experienced by users of shared-media LANs. In a network switch, each workstation and server has its own dedicated connection, so that they do not have to take turns transmitting over the LAN. Current LAN switches support some combination of existing LAN types, such as Ethernet, Fast Ethernet (100BaseT), token ring and FDDI. These switches increase the throughput of an existing LAN with minimal cost and disruption, because users do not have to change network interface cards, cabling or workstation software. As a result, LAN switches are starting to replace hubs and routers. According to the Dell'Oro Group, the worldwide market for LAN switches was approximately $4.0 billion in 1996 and is expected to double to $8.0 billion in 1997.

     Local area networks typically use one or more "wiring closets" on each floor of a building. Wiring connects from 30 to 150 workstations in each part of the building into a single closet where the hubs have been located. This closet is, accordingly, the logical place for the switches. Large networks need switches that share the characteristics of today's high-end hubs: support for a large number of ports, hot-swappable (exchangeable while the system is operational) input/output ("I/O") modules, redundant power and common logic. However, most current LAN switches only support a limited number of devices and lack other characteristics required for optimal use in wiring closets.

     Since large, complex networks generally use multiple LAN types, users need LAN switches that provide translation among a number of the more widely used protocols, which the Company refers to as "any-to-any" translation. This allows workstations using Ethernet and token ring to access servers and backbones using high-speed technologies, such as FDDI, 100BaseT and ATM. Routers can achieve this result, but a router's complexity slows down the data traffic.

     Many large organizations have built FDDI backbones over the last six years, and LAN switches need to be able to operate across these backbones. Many of these organizations are also expected to install ATM backbones, and LAN switches will need to be able to operate across these as well. Few current LAN switches support both FDDI and ATM backbones.

ATM Switching

     Organizations generally employ multiple networks, each dedicated to a single traffic type, such as data, voice or video. In contrast, a single ATM network can support textual data, graphical data, voice and video. ATM cells can be transmitted more predictably than traditional, variable-length packets, and at much higher rates. However, most current workstations are equipped to support Ethernet, token ring or FDDI, rather than ATM. In addition, ATM workstation interface cards and ATM switches are still relatively expensive. As a result, ATM can be deployed more cost-effectively in LAN backbones and wide area networks ("WANs") where the cost of the ATM switch is amortized over a large number of workstations.

     Some LAN switches include ATM "uplinks" in which workstations are attached to the LAN switch and the LAN switch is in turn attached to the ATM-switched network acting as a campus backbone. Eventually, however, many customers will want to be able to connect their workstations directly to the ATM switches. Today few LAN switches can provide ATM switching capabilities, and those that can do so have relatively little ATM switching capacity. According to the Yankee Group, the 1996 worldwide market for ATM switches was $261 million and is expected to more than quadruple to over $1 billion in 1998.

Virtual LANs

        LAN switching makes it possible to use virtual LANs. With virtual LANs, network managers can organize users into domains in order to prevent broadcasts from overloading the network. Broadcast traffic is kept within a virtual LAN, which is connected to other virtual LANs by routing. Virtual LANs enable network managers to group users logically rather than based upon physical location within the network. In addition, virtual LANs can simplify network administration as users move around the campus.

        Effective virtual LANs must have the ability to:
              . sustain the high throughput of switched networks;
              . accommodate a variety of LAN types;
              . span both FDDI and ATM backbones;
              . allow virtual LANs to be defined flexibly by switch port, MAC address or network-layer address;
              . track workstations automatically when they are moved within a building or across a campus;
              . "look past" hubs to the workstations connected to them; and . provide easy configuration and management.

        The combination of LAN switching, ATM switching and virtual LANs enables organizations to increase the throughput of today's networks and simplify network management, while providing a migration path to next-generation high-speed switched networks.

THE XYLAN SOLUTION

        Xylan was founded to provide high-bandwidth switching systems that enhance the performance of existing LANs and facilitate migration to next-generation networking technologies such as ATM. The Company's products accomplish these goals by: providing "any-to-any" MAC-layer translation; supporting widely used LAN types such as Ethernet, token ring, and FDDI; and enabling the customer to replace shared-media hubs with LAN switches. Xylan's AutoTracker product is designed to support powerful, flexible virtual LANs and to simplify network management.

        Xylan has designed its product architecture specifically to support LAN switching, ATM switching, virtual LANs, security, and routing. The Company's switches are based on a distributed, modular, multiprocessor architecture. This architecture allows switching performance to increase in linear proportion to the number of ports, unlike many other switches based on a central switching engine, which generally cannot increase performance as ports are added. The Company's virtual LAN capability is integrated directly into its hardware architecture and controlled by distributed reduced instruction set computing ("RISC") processors and ASICs to achieve high throughput and flexibility. Xylan's products can switch within virtual LANs and route between them, and can establish security firewalls between them. The Company has also developed a substantial number of LAN interface modules, enabling the customer to tailor the product to a particular application. The Company is developing multiple ASICs to increase system performance and reduce manufacturing costs, thereby enhancing price/performance of the Company's products.

COMPANY STRATEGY

        Xylan's objective is to facilitate the migration of computer networking to switched, dedicated-bandwidth, high-speed connections by providing a family of network switching products that exceed competitive offerings in features, flexibility, and price/performance. The key elements of the Company's strategy are highlighted below:

Invest to Establish Early Market Leadership

        Xylan's strategy has been and continues to be to establish a position as an early leader in the emerging market for LAN and ATM switching. The Company believes that early leadership translates into a better understanding of customer needs, the opportunity to optimize products to meet those needs, and the ability to maintain the reputation of a market leader as switching technology becomes more widely adopted. To date, Xylan has moved rapidly to build strong sales and marketing functions in order to establish early customer relationships. Xylan believes that evaluation purchases by a customer can lead to volume purchases from the Company as the customer implements switching solutions more broadly. Xylan intends to continue investing in its infrastructure in order to fully capitalize on the growth of the LAN and ATM switch markets.

Maintain Technology Leadership

        Xylan was founded to design leading-edge switching technology. The Company has assembled a development team of 122 employees at December 31, 1996 and invested heavily in design and simulation tools. Xylan believes that its current products offer a range of features and price/performance characteristics that exceed competitive offerings. The Company's goal is to combine, in a single switch, advanced LAN switching, ATM switching, routing, layer-three switching, virtual LAN, and wide area access architectures, and to make extensive use of ASICs to reduce costs and increase performance.

Focus on High-End Premise Switch Markets

        Xylan has focused on the high end of the premise switch market. The Company offers products that provide modularity, redundancy, high port count, routing capabilities and extensive interfaces. Xylan believes that continuing to incorporate high-end product features into its products will facilitate the Company's ability to sell to high-end customers, who tend to be early adopters of new technologies.

Enhance Existing LANs and Facilitate Migration to High-Speed Networks

        Xylan's products increase the performance of a hub- and router-based network by adding switching technology to the network. The Company's products support all popular LAN types and provide any-to-any MAC-layer translation. In addition, the Company's virtual LAN capabilities make an existing network easier to manage. At the same time, the Company's products facilitate user migration to future high-speed networks such as ATM, Fast Ethernet, Gigabit Ethernet, and layer-three switching, making these products long-term strategic networking solutions.

Leverage Strategic Distribution Relationships

        Xylan has established strategic OEM relationships with leading communications and networking companies that have significant customer relationships already in place and provide such customers with worldwide service and support. The Company believes that this strategy has allowed it to more quickly penetrate the premises switching market and to reduce the expenses of product introduction, marketing, and support. The Company uses its own sales force in part to optimize the selling efforts of its OEM partners.

Expand Global Distribution Presence

        Xylan pursues both direct sales to large organizations in North America, focusing on early adopters of new technologies and the government, and international sales, which broaden the market for the Company's products. The Company intends to continue to use a broad variety of global distribution channels to introduce and maintain the presence of its products in the market through the combination of OEM partners and network integrators supported by Xylan's own sales force.

PRODUCTS AND TECHNOLOGY

        Xylan offers a family of products that are designed to serve as a complete switching system for a building or campus. The Company's OmniSwitch and PizzaSwitch products provide flexible high-end LAN switching, virtual LANs, high-speed routing, ATM switching, wide-area access, and comprehensive network management capabilities. The Company's OmniVision software provides a graphical network management capability designed to be compatible with the user's network environment, and the Company believes that its AutoTracker capability facilitates virtual LAN configuration and management.

OmniSwitch

        The OmniSwitch is a modular, chassis-based switch that provides high-performance switching within virtual LANs and routing between virtual LANs. The OmniSwitch supports a variety of LAN types, interconnecting Ethernet, Fast Ethernet, token ring, FDDI, frame relay, and ATM with any-to-any MAC-layer protocol translation. The Company offers the OmniSwitch in both five-slot and nine-slot enclosures, which can be configured with a mix of switching modules to meet a customer's specific needs. Both enclosures use the same hardware and software and provide redundant, load-sharing power supplies with separate AC or DC inputs. The OmniSwitch is designed to be located either in the customer's wiring closet or in the computer room. The list price for a fully configured OmniSwitch typically ranges from $15,000 to $100,000, depending on the configuration necessary to meet the needs of a specific customer. A network could use one OmniSwitch, or could use hundreds, depending on network size and the extent to which switching is deployed.

        The Xylan OmniSwitch family of products is based on a distributed, modular, multiprocessor and multi-ASIC switching architecture. This distributed architecture eliminates the traditional central switching engine, enabling data to move more quickly through the Company's switching modules. In addition, users can increase the processing capacity of an OmniSwitch by simply adding switching modules.

        The OmniSwitch serves as a platform for a broad array of LAN, ATM, and wide area switching modules. Each module not only performs I/O functions, but also acts as an independent switching engine, communicating directly with other modules in the OmniSwitch.


PizzaSwitch

        The Company's PizzaSwitch product, which was introduced during the first quarter of 1996, is based on the same hardware architecture and incorporates many of the same LAN switching and software capabilities as the OmniSwitch. Consequently, the PizzaSwitch has much more robust features and functionality than traditional small switches, making it suitable for a wide range of customers and applications. The PizzaSwitch is designed to be cost-effective in smaller configurations. The PizzaSwitch may be used alone in a small network or in combination with multiple OmniSwitch and PizzaSwitch devices in a larger network. While the OmniSwitch is fully modular, the PizzaSwitch combines twelve Ethernet ports with a small number of modular high-speed ports, which can be FDDI, Fast Ethernet, frame relay, or ATM.

        Xylan's products currently offer the following LAN interfaces and switching capabilities:

                  LAN INTERFACES SUPPORTED BY XYLAN PRODUCTS

LAN Switching

 .    any-to-any MAC layer translation
 .    multi-RISC, multi-ASIC frame switching
 .    up to 96 switched Ethernet ports
 .    Ethernet 10BaseT, 10Base2, 10Base5, 10BaseFL
 .    up to 48 switched Token Ring ports
 .    Token Ring lobe, device, RI/RO, UTP, STP, fiber
 .    up to 16 switched FDDI ports
 .    up to 64 FDDI TP/PMD (CDDI) ports
 .    up to 64 100BaseTX ports
 .    up to 16 100BaseFX ports
 .    up to 16 ATM DS-3 / E3 uplink ports
 .    up to 16 ATM OC-3 uplink ports
 .    broadcast throttling, configurable per port
 .    802.1d transparent Spanning Tree bridging
 .    source route bridging
 .    LAN / ATM encapsulation (RFC 1483)
 .    Classical IP over ATM (RFC 1577)
 .    ATM Forum LANE client

ATM Switching

 .    13.2 Gbps cell matrix fabric rate
 .    single-stage non-blocking distributed processing cell matrix

 .    support for CBR, rt-VBR, nrt-VBR, ABR, and UBR
 .    switched and permanent point-to-point circuits
 .    switched and permanent point-to-multipoint circuits
 .    up to 64 ATM OC-3 / STM-1 ports
 .    up to 2,097,152 cell buffers per switch
 .    up to 32,000 cell buffers per port
 .    up to 16,000 point-to-multipoint virtual circuits per port
 .    up to 65,000 point-to-point virtual circuits per port
 .    ATM Forum LANE server
 .    ATM Forum PNNI 1.0
 .    ATM Forum IISP
 .    ATM Forum UNI 3.0 and 3.1
 .    ATM Forum Traffic Management 4.0
 .    Early Packet Discard (EPD)
 .    Partial Packet Discard (PPD)
 .    Random Early Detect (RED)
 .    Explicit Rate and Relative Rate compatible flow control
 .    Explicit Forward Congestion Indication bit

LAN / ATM Integration

 .    LAN and ATM in a single switch
 .    full slot transparency: any slot can switch cells or frames
 .    single management agent for all switching
 .    cell and frame modules linked with high-speed SAR function

Routing and Security

 .    IP RIP
 .    IP RIP II
 .    IP OSPF
 .    IP multicast (DVMRP, IGMP)
 .    DHCP BootP relay
 .    IPX (RIP)
 .    high-speed hardware-based routing engine

Virtual LANs

 .    automatic policy-based VLANs
 .    up to 65,000 VLANs per network

 .    up to 31 VLAN memberships per workstation or server
 .    VLAN defined as a collection of switch ports
 .    VLAN defined as a list of MAC addresses
 .    VLAN defined as a protocol type
 .    VLAN defined as an IP subnet
 .    VLAN defined as an IPX network number
 .    VLAN defined by a custom field
 .    VLAN defined as a multicast group
 .    VLANs trunked across FDDI
 .    VLANs trunked across Fast Ethernet
 .    VLANs trunked across ATM
 .    VLANs trunked across frame relay
 .    VLANs integrated with LAN Emulation
 .    VLAN membership maintained for mobile users
 .    modified 802.10 VLAN trunking

WAN Access

 .    up to 64 Frame Relay ports
 .    V.35, RS-232 (V.24 / V.28), RS-422 / RS-449, RS-530, and X.21 ports
 .    routed frame relay (RFC 1490)
 .    switched frame relay integrated with VLANs
 .    multiple VLANs in a single DLCI
 .    Frame Relay Forum data compression (FRF.9)

Platforms

 .    all platforms share software, hardware, ASICs, and management agent
 .    redundant management modules
 .    optical bypass support for FDDI
 .    redundant, load-sharing power supplies
 .    -48 VDC power option

 .    passive backplane
 .    hot-swappable cooling fans

Network Management

 .    graphical VLAN management application
 .    access via any LAN type, ATM, frame relay, serial port, TELNET, TFTP, and
     BootP
 .    graphical traffic management application
 .    graphical RMON application
 .    OpenView for Windows
 .    OpenView for Unix
 .    Sunnet Manager
 .    NetView for AIX


AutoTracker-Virtual LANs

        The OmniSwitch hardware and software architecture was designed to support flexible virtual LANs. The Company's AutoTracker capability allows a network manager to group devices logically, rather than physically, using policy-based management. Workstation movements can be automatically tracked for the network manager through the network. Virtual LAN processing is integrated into the OmniSwitch's hardware and software architecture in order to maintain switching performance. A virtual LAN supported by AutoTracker can include any combination of LAN types supported by the OmniSwitch. For example, a single virtual LAN could include Ethernet and token ring workstations as well as FDDI and ATM servers. Virtual LANs supported by AutoTracker can span multiple switches, across FDDI and/or ATM backbones. Any given workstation or server can belong to as many as 31 virtual LANs. AutoTracker also allows workstations attached to a single hub to be assigned to different virtual LANs.

OmniVision Network Management

        Xylan's OmniVision network management software operates within a customer's existing network management environment. It supports the OmniSwitch and PizzaSwitch with a graphical interface which operates on industry-standard applications for both Windows (Hewlett-Packard's OpenView) and UNIX (OpenView, SunSoft's SunNet Manager, and IBM's NetView for AIX). Network managers can also control the OmniSwitch and PizzaSwitch with an ASCII menu-driven interface.

ATM Switching Technology

        Xylan has incorporated ATM switching capability into the OmniSwitch, in combination with its existing LAN switching capability. The Company believes that its new ATM switching architecture, Distributed Input Buffering with Output Control, allows both data-based and real-time traffic to be handled with minimal cell loss even under heavy loads. Video streams and other real-time traffic are also supported. The ATM switching capability, known as X-Cell, supports large cell buffers, offers intelligent cell discard mechanisms, and supports a number of important ATM Forum standards.

Product Development

        The Company's success will depend to a substantial degree upon its ability to develop and introduce in a timely fashion new products and enhancements to its existing products that meet changing customer requirements and emerging industry standards. Xylan intends to make substantial investments in product development and to participate in the development of industry standards. The Company monitors changing customer needs and works closely with its OEM partners, network integrators, end-user customers and market research organizations to track changes in the marketplace, including emerging industry standards and local area networking protocols.

        The Company's products are developed using a distributed architecture that allows multiple development teams to work in parallel. The Company believes that this accelerates the product development cycle and reduces the time to bring new products and features to market. Xylan intends to continue to use this approach to develop and introduce additional products and enhancements in the future.

        The Company is focusing development efforts on expanding the LAN and ATM interfaces and routing protocol capabilities of its products, supporting carrier services and additional industry standards, adding higher capacity platforms and expanding the Company's network management capabilities. In addition, Xylan has devoted and continues to devote significant resources to the design, simulation and fabrication of ASICs to reduce costs and increase the performance of its products. No assurances can be given that the Company will be able to introduce any or all of these products, or any future products, on a timely basis, if at all. Furthermore, there can be no assurance that the Company will be able to identify, develop, manufacture, market or support new products or enhancements to its existing products successfully or on a timely basis, that new Company products will gain market acceptance or that the Company will be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards.

        The Company's research and development expenditures totaled $15.8 million, $7.2 million and $2.4 million for the years ended December 31, 1996, 1995 and 1994, respectively. At December 31, 1996, the Company employed 122 employees in research and product development. The Company performs its research and product development activities at its headquarters and in offices located in Irvine, California and Salt Lake City, Utah. The Company is seeking to hire additional skilled development engineers, who are currently in short supply. The Company's business, operating results and financial condition could be adversely affected if it encounters delays in hiring required engineers.

SALES AND MARKETING

        The Company's sales and marketing strategy is focused on three channels of distribution: worldwide OEM partners, network integrators in North America and overseas, and direct sales. In general, the Company's resale agreements with its OEM partners and system integrators are not exclusive and each of the Company's OEM partners and system integrators can cease marketing the Company's products at their option with limited notice and with little or no penalty. In addition, these agreements generally provide for discounts based on expected or actual volumes of products purchased or resold by the reseller in a given period and do not require minimum purchases. Certain of these agreements provide manufacturing rights and access to source code upon the occurrence of specified conditions or defaults.

OEM Partners

        The Company has established OEM partnerships with leading communications and networking companies, including Alcatel, Hitachi, IBM and Samsung.
For the year ended December 31, 1996, Hitachi Computer Products and
IBM accounted for 13.5% and 11.7% of revenue, respectively. For the year ended December 31, 1995, Hitachi, Digital Equipment Corp. and Alcatel accounted for 17.6%, 17.2% and 10.5% of revenue, respectively. Each of the Company's OEM partners resells the Company's products under its own name. Certain of them have also agreed to supply Xylan with technology to be incorporated into the OmniSwitch. Each of Xylan's OEM partners is a major system integrator, as well as a manufacturer. The Company believes that its OEM partnerships enhance its ability to penetrate large organizations because these resellers have long-term supplier relationships with these potential customers. Since OEM partners provide support to their customers, Xylan is also able to focus its support efforts on its direct customers, and on training and high-level backup support to OEM partners and system integrators.

System Integrators

        The Company also currently sells its products through more than 100 system integrators worldwide. The Company's system integrators supplement the direct and OEM channels. System integrators generally are responsible for system installation, technical support and follow-on services to customers in their respective territories. System integrators accounted for approximately 42% and 33% of revenue for the year ended December 31, 1996 and 1995, respectively. NTT PC Communications accounted for 12.3% of revenue for the year ended December 31, 1996. No individual network integrator accounted for more than 10% of the Company's revenue in 1995.

Direct Sales in North America

        Xylan maintains a direct sales organization to focus on major account sales, promote the Company's products and ensure direct contact with the Company's current and potential customers. Xylan's sales organization also provides support to OEM partners and system integrators, assists end-user customers in addressing complex switching problems, and promotes the features and capabilities of the Company's products. In addition, the Company believes that direct sales helps the Company to monitor changing customer requirements.

Xylan's International Sales Organization

        The Company has designed its products and established its marketing and sales channels to address the global market opportunities for LAN switching products. The Company's international sales are conducted primarily through its OEM partners and independent, territory-specific network integrators. The Company believes that there is a strong international market for its products. Sales to customers outside of North America accounted for approximately 51% and 49% of the Company's revenue for the year ended December 31, 1996 and 1995, respectively, with approximately 37% and 13% of 1996 revenue being attributable to sales to customers in Asia-Pacific and Europe, respectively. However, these percentages may understate sales of the Company's products to international end-users because certain of the Company's U.S.-based OEM partners market the Company's products abroad. This international sales organization provides support to OEM partners and system integrators and promotes the features and capabilities of the Company's products.

End Users

        The Company's products have been deployed by a broad range of organizations, ranging from companies in the telecommunications, manufacturing, medical, computer services, media and finance/insurance industries to educational institutions and the federal government.

Marketing

        The Company has a number of marketing programs to support the sale and distribution of its products. The objective of these programs is to inform OEM partners, system integrators and prospective end-user customers about the capabilities and benefits of the Company's products. Marketing programs include participation in industry tradeshows, technical conferences and technology seminars; preparation of competitive analyses; sales training; publication of technical and educational articles in industry journals; maintenance of Xylan's World Wide Web site; advertising; and direct mail distribution of Company literature.

CUSTOMER SERVICE AND SUPPORT ENGINEERING

        Xylan's customer service and support organization installs, maintains and supports products sold in North America by the Company's direct sales force as well as certain sales by the Company's OEM partners and network integrators. The Company's OEM partners and system integrators generally provide installation, maintenance and support services to their customers, with the Company providing backup support.

        The Company offers maintenance programs in North America that provide 7 days a week and 24 hours a day technical phone support, software updates, and on-site harware replacement through a network of service delivery partners. Xylan employs systems engineers who work closely with the Company's OEM partners, system integrators and direct sales personnel to assist end-users with pre- and post-sales support matters. These systems engineers provide input to the product development process based on their experiences in the field.

        Xylan typically provides its system integrators with a one year hardware warranty and a three month software warranty, commencing on product shipment. Warranty terms for OEM partners are negotiated on a case-by-case basis.

MANUFACTURING

        Xylan's manufacturing operations consist primarily of material planning and procurement, final assembly, software loading, test and quality assurance. Xylan's operational strategy relies on outsourcing of manufacturing to reduce fixed costs and to provide flexibility in meeting market demand. The Company currently subcontracts component procurement and kitting and printed circuit board assembly to a company that specializes in these services. The Company takes the printed circuit board-based modules produced by its contract manufacturer and inserts them into product enclosures in combination with Xylan's software to meet the needs of individual customers.

        In connection with its outsourcing strategy, the Company is seeking to secure additional sources of supply, including additional contract manufacturers. The Company has experienced in the past, and may in the future experience, problems with its contract manufacturers, such as quality, quantity and on-time delivery. In addition, the Company may in the future experience pricing pressures from its contract manufacturers. To date, the Company has had only limited experience with the use of contract manufacturers. There can be no assurance that the Company will effectively manage its contract manufacturers or that these contract manufacturers will meet the Company's future requirements for timely delivery of products of sufficient quality and quantity. The Company intends to introduce a number of new products and product enhancements in 1997 and 1998, which will require that the Company rapidly achieve volume production by coordinating its efforts with those of its suppliers and contract manufacturers. Certain of the Company's products in development will require contract manufacturers to adopt or develop advanced manufacturing techniques, which could inhibit volume manufacturing of those products. The inability of Xylan's contract manufacturers to provide it with adequate supplies of high-quality products or the loss of any of the Company's contract manufacturers could cause a delay in Xylan's ability to fulfill orders while the Company identifies a replacement manufacturer and could have a material adverse effect on the Company's business, operating results and financial condition.

        The Company uses a rolling six-month forecast based on anticipated product orders to determine its general materials and component requirements. Lead times for materials and components ordered by the Company vary significantly, and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. Currently, the Company acquires materials and completes certain standard subassemblies based on the Company's forecast. Upon receipt of firm orders from customers, the Company assembles fully-configured systems and subjects them to a number of tests before shipment. If orders do not match forecasts, the Company may have excess or inadequate inventory of certain materials and components. The Company recently implemented new and enhanced financial and management information systems and controls and is training its personnel to operate such systems. Any difficulty in the operation of such new and enhanced systems and controls or the training of personnel, or any disruptions in the transition to such new or enhanced systems and controls, could adversely affect the Company's ability to accurately forecast sales demand and calibrate manufacturing to such demand, to calibrate purchasing levels and to accurately record and control inventory levels and to record and report financial and management information on a timely and accurate basis.

        Although the Company generally uses standard parts and components for its products, several key components used in the manufacture of the Company's products are currently purchased only from single or limited sources. At present, single-sourced components include programmable integrated circuits, selected other integrated circuits and cables and custom-tooled sheet metal; and limited-sourced components include flash memories, DRAMs, printed circuit boards and ASICs. The Company generally does not have long-term agreements with any of these single or limited sources of supply. The Company is in the process of incorporating ASICs in many of its products. Each of these ASICs is initially being manufactured only by a single source, particularly LSI Logic Corporation, and, accordingly, the risks of relying on sole sources is expected to increase. Any interruption in the supply of any of these components, or the inability of the Company to procure these components from alternate sources at acceptable prices and within a reasonable time, could have a material adverse effect upon the Company's business, operating results and financial condition. Qualifying additional suppliers is time consuming and expensive and the likelihood of errors is greater with new suppliers. From time to time the Company has experienced shortages and allocations of certain components and has experienced delays in fulfilling orders while waiting to receive the necessary components. Given current worldwide demand for integrated circuits and certain other components used by the Company, such shortages and allocations are likely to occur again in the future and could have a material adverse effect on the Company's business, operating results and financial condition.

COMPETITION

        The market for network switching products is intensely competitive and subject to frequent product introductions with improved price/performance characteristics, rapid technological change and continued emergence of new industry standards. Many networking companies, including Bay Networks, Inc., Cabletron Systems, Inc., Cisco Systems, Inc., FORE Systems, Inc. and 3Com Corporation have introduced, or have announced their intention to develop, network switching products that are or will be competitive with the Company's products. In addition, many of the Company's large competitors offer customers a broader product line which provides a more comprehensive networking solution than the Company currently offers. Recent consolidations in the industry have resulted in competitors that may have broader product lines, greater access to capital or greater research and development resources which could adversely affect the ability of the Company to compete. Xylan expects that other companies will also enter markets in which the Company competes. In addition to competition from providers of network switching products, the Company expects to face competition from other vendors in the networking market who may incorporate switching functionality into their products or provide alternative network solutions. Furthermore, the Company's OEM partners may in the future develop competitive products and may then decide to terminate their relationships with the Company. Many of the Company's current and potential competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed customer base, than the Company. As a result, these competitors may be able to devote greater resources to the development, promotion, sale and support of their products than the Company. In addition, competitors with a larger installed customer base may have a competitive advantage over the Company when selling similar products or alternative networking solutions to such customers. Increased competition could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against either current or potential competitors in the future.

        Xylan believes that the principal competitive factors in its market are:
(i) expertise and familiarity with LAN and ATM protocols, LAN and ATM switching, and network management; (ii) product performance, features, functionality, and reliability; (iii) price/performance; (iv) timeliness of new product introductions; (v) adoption of emerging industry standards; (vi) customer service and support; (vii) size and scope of distribution network; (viii) access to customers; (ix) size of installed customer base; and (x) corporate operating history and financial resources. The Company believes that it is competitive with respect to the first seven of these factors and intends to become competitive with respect to the remaining factors.

EMPLOYEES

        As of February 28, 1997, the Company employed 455 persons, including 122 in research and product development, 239 in sales and marketing, 52 in operations, and 42 in finance and administration. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its relationship with its employees is good.

        Competition for qualified personnel in the computer networking and communications industry is intense. There can be no assurance that the Company will be successful in retaining its key employees or that it can attract the additional skilled personnel required for the Company's future growth. In addition, companies in the networking industry whose employees accept positions with competitive companies frequently claim that their competitors have engaged in unfair hiring practices. Xylan has, from time to time, received such claims from other companies and, although claims to date have not resulted in material litigation other than in connection with Ascom Timeplex, there can be no assurance that the Company will not receive additional claims in the future as it seeks to hire qualified personnel or that such claims will not result in material litigation involving the Company. The Company could incur substantial costs in defending itself against any such claims, regardless of the merits of such claims.


EXECUTIVE OFFICERS OF THE COMPANY

        The executive officers of the Company and their ages as of February 28, 1997 are as follows:

NAME                    AGE                         POSITION
----                    ---                         --------
Steve Y. Kim             47   President, Chief Executive Officer and Chairman
John Bailey              39   Vice President of  Product Development
Dale J. Bartos           46   Vice President of Finance and Chief Financial Officer
Douglas Hill             44   Vice President of  Corporate Communications
Phil Lichtenberger       40   Vice President of Operations
Yuri Pikover             35   Vice President of Worldwide Sales and Director
Kevin T. Walsh           39   Vice President of Marketing

        The officers of the Company are appointed annually by the Board of Directors and serve at the discretion of the Board. There are no family relationships among the directors or officers of Xylan.

        Mr. Kim, a co-founder of the Company, has served as the Company's President and Chief Executive Officer and Chairman of the Board of Directors since the Company's inception in July 1993. Prior to co-founding the Company, Mr. Kim founded and served as President and Chief Executive Officer of Fibermux Corporation ("Fibermux"), a networking company, from November 1984 to June 1993. Prior to founding Fibermux, Mr. Kim held management and design positions with a number of companies, including Phalo Optical Systems Division, Litton Data Systems, and Burroughs Corporation.

        Mr. Bailey joined the Company in January 1994 and has served in various engineering management positions, most recently as Vice President of Product Development. Prior to joining the Company, Mr. Bailey was an Assistant Vice President for LAN Internetworking Technology at Ascom Timplex, a networking company, from September 1992 to January 1994. From January 1990 to September 1992, Mr. Bailey served in various engineering management and design positions at Unisys Corporation, a computer manufacturer.

        Mr. Bartos joined the Company in January 1996 as the Company's Vice President of Finance and Chief Financial Officer. Prior to joining the Company, Mr. Bartos was the Chief Financial Officer at ADFlex Solutions, Inc. from May 1996 to January 1997. Prior to that, Mr. Bartos served as the Chief Financial Officer at Integral Peripherals, Inc. from March 1995 to May 1996, and Micropolis Corporation from December 1989 to March 1995. Mr. Bartos has also held senior financial positions at DataProducts Corporation and Harris Corporation. Mr. Bartos is a certified public accountant.

        Mr. Hill joined the Company in January 1994 and has served in various marketing management positions, most recently as Vice President of Corporate Communications. Prior to joining the Company, Mr. Hill was Senior Consultant at Western Data Group, a network integration company, from October 1989 to January 1994. Mr. Hill has also served as Vice President, Marketing and Sales at ACT Networks, Inc., a networking company, and as Assistant Vice President at MICOM Systems, Inc. ("MICOM Systems"), a networking company.

        Mr. Lichtenberger joined the Company in December 1995 and has served in various operations management positions, most recently as Vice President of Operations. Prior to joining the Company, Mr. Lichtenberger served as General Manager of the Video Products Group of Hewlett-Packard Company from August 1993 to December 1995. From October 1991 to August 1993, Mr. Lichtenberger served as General Manager of the Video Products Group of BT&D Technologies, Ltd. ("BT&D"), until BT&D was acquired by Hewlett-Packard Company. Mr. Lichtenberger has also held senior level manufacturing management and R&D positions at a number of companies, including White Technology Group, Inc., and Motorola, Inc.

        Mr. Pikover, a co-founder of the Company, has served in various sales and management positions and as a member of the Board of Directors since the Company's inception in July 1993, most recently as Vice President of Worldwide Sales. From August 1988 to June 1993, Mr. Pikover served as Regional Sales Manager at Fibermux. Mr. Pikover served in various sales, marketing and technical positions at MICOM Systems from September 1982 to August 1988.

        Mr. Walsh joined the Company in May 1995 and has served in various marketing management positions, most recently as Vice President of Marketing. Prior to joining the Company, Mr. Walsh served in various management positions at Ascom Timeplex from August 1990 to May 1995, most recently as Director, Technical Marketing.

        The Board of Directors has a Compensation Committee (consisting of Messrs. Hall, Taylor and Walecka), which makes recommendations concerning salaries and incentive compensation for employees of the Company and administers the Company's equity incentive plans, and an Audit Committee (consisting of Messrs. Hall, Taylor and Walecka), which reviews the results and scope of the audit and other services provided by the Company's independent accountants.

        Currently all directors hold office until the next annual meeting of the shareholders and until their successors have been duly elected and qualified. The Company's Articles of Incorporation, however, provide that at such time as the Company becomes a "listed corporation" under the California Corporations Code (defined as a corporation having at least 800 shareholders as of the record date of its most recent annual meeting of shareholders), the Board of Directors, without further action by the shareholders, will be divided into two classes. Each class of directors will consist of three directors, who will serve for a one or two year period or until their successors are elected and qualified. Thereafter, directors will serve staggered two year terms.

ITEM 2.   PROPERTIES
------    ----------

        The Company leases approximately 80,000 square feet of office, development and manufacturing space in three adjacent facilities in Calabasas, California. The current leases on this space expire through 2002. The
Company also has 64 sales and support offices worldwide. Xylan may also need to obtain additional office, development and manufacturing space to accommodate expected business growth during 1997. There can be no assurance that such additional facilities, if required, will be available in a timely manner or on commercially reasonable terms.


ITEM 3.   LEGAL PROCEEDINGS
------    -----------------

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

        The Company is also subject to the risk of adverse claims and litigation alleging infringement of intellectual property rights of others. On June 8, 1995, a suit alleging misappropriation of trade secrets, infringement of U.S. Patent No. 5,394,402 and improper hiring of employees was brought against Xylan by Ascom Timeplex Inc. ("Ascom Timeplex") in the U.S. District Court for the Central District of California in Los Angeles, California, seeking injunctive relief and unspecified monetary damages. During 1996, the Company and Ascom Timeplex settled the suit by signing a binding memorandum of understanding that dismissed all of Ascom Timeplex's charges against the Company and against Steve
Y. Kim, John Bailey and another employee named in Ascom Timeplex's complaint, and otherwise released the parties from all claims. The settlement also involves a royalty-free license to the Company of Ascom Timeplex's virtual LAN technology covered by the patent and a royalty-free license to Ascom Timeplex of certain technology embodied in the Company's currently available products for use in and in connection with Ascom Timeplex's Synchrony product family. These licenses are not assignable other than to a successor-in-interest to Ascom Timeplex. The Company also undertakes to transfer a copy of the licensed technology to Ascom Timeplex and for a specified time not to hire Ascom Timeplex employees. The release by Ascom Timeplex is conditioned on transfer of this technology.

        Since patent applications in the United States are not publicly disclosed until the patent issues, applications may have been filed which, if issued as patents, would relate to the Company's products. In addition, the Company has not conducted a comprehensive patent search relating to the technology used in its products. The Company is subject to the risk of claims and litigation alleging infringement of the intellectual property rights of others. These claims may be asserted against the Company directly in a lawsuit naming the Company as a defendant, or may be asserted against the Company indirectly in a lawsuit naming as a defendant one or more customers or resellers of the Company which the Company is contractually obligated to indemnify in the event of a lawsuit alleging that products purchased from Company infringe third party intellectual property rights. In addition to the claims of Ascom Timeplex, Xylan has, from time to time, received claims, directly or indirectly, from third parties alleging infringement of such third parties' intellectual property rights. The Company believes that none of the current claims against the Company would result in material liability if successful. Although such claims have not resulted in material litigation to date, there can be no assurances that such claims will not be successful or generate material litigation in the future.

        Furthermore, there can be no assurance that third parties will not assert infringement claims against the Company in the future based on patents or trade secrets or that any such claims will not be successful. The Company could incur substantial costs in defending itself and its customers against any such claims, regardless of the merits of such claims. Parties making such claims may be able to obtain injunctive or other equitable relief which could effectively block the Company's ability to sell its products in the United States and abroad, and could result in an award of substantial damages. In the event of a successful claim of infringement, the Company, its customers and end-users may be required to obtain one or more licenses from third parties. There can be no assurance that the Company or its customers could obtain necessary licenses from third parties at a reasonable cost or at all. The defense of any lawsuit could result in time consuming and expensive litigation, damages, license fees, royalty payments and restrictions on the Company's ability to sell its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------

        Not Applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND SHAREHOLDER MATTERS
------  ----------------------------------------------------------------

        The Company completed its initial public offering on March 11, 1996, and a secondary public offering on May 29, 1997 and the Company's common stock is traded on the Nasdaq National Market under the symbol XYLN. As of February 28, 1997 the Company had approximately 495 shareholders of record.

        The following table shows the Company's high and low closing bid prices for the fiscal year ended December 31, 1996 as reported by Nasdaq:


                           1996
                    -----------------
                    High Bid  Low Bid
                    --------  -------
First Quarter       $58 3/8    $51 1/4
Second Quarter      $74 5/16   $46 1/2
Third Quarter       $56 3/4    $34 3/4
Fourth Quarter      $58 1/4    $24

        Future stock prices may be subject to volatility particularly on a quarterly basis. Any shortfall in revenues or net income from amounts expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's stock.

DIVIDEND POLICY

        The Company has not paid dividends on its common stock and has no present plans to do so.

CERTAIN RISK FACTORS

        LIMITED OPERATING HISTORY; RECENT PROFITABILITY; UNCERTAIN FUTURE PROFITABILITY. The Company was organized in July 1993 and began shipping its first LAN switching products in volume in the first quarter of 1995. The Company's initial products offered limited interfaces and, in September 1995, the Company began offering fully-featured LAN switching products. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company has experienced substantial revenue growth since January 1995, and first achieved profitability in the fourth quarter of 1995. Due to the Company's limited operating history, there can be no assurance of revenue growth and profitability on a quarterly or annual basis in the future. While the Company achieved significant quarter-to-quarter revenue growth since it introduced its products in 1995, there can be no assurance that the Company will be able to sustain the same rate of sequential quarterly revenue growth in future periods. In fiscal 1997, the Company intends to increase significantly its investments in research and development, sales and marketing and related infrastructure. Any such increases will be highly dependent on factors including the continued growth of the Company's revenue and the rate thereof, success in hiring the appropriate personnel and market acceptance of the Company's products. Due to the anticipated increases in the Company's operating expenses, the Company's operating results will be adversely affected if revenue does not increase. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in rapidly evolving markets. To address these risks, the Company must, among other things, successfully increase the scope of its operations, respond to competitive developments, continue to attract, retain and motivate qualified personnel and continue to commercialize products incorporating advanced technologies. There can be no assurance that the Company will be successful in addressing such risks.

        FLUCTUATIONS IN OPERATING RESULTS. The Company's revenue and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including (i) the timing and amount of significant orders from the Company's OEM partners and system integrators, (ii) the Company's success in developing, introducing and shipping product enhancements and new products, (iii) the ability to obtain sufficient supplies of sole or limited source components for the Company's products, (iv) the ability to attain and maintain production volumes and quality levels for its products, (v) the mix of distribution channels and products, (vi) new product introductions by the Company's competitors, (vii) pricing actions by the Company or its competitors,
(viii) changes in material costs (ix) mix of products manufactured or purchased by IBM and (x) general economic conditions. See "Certain Risk Factors-- Dependence on OEM Partners and System Integrators; IBM; Customer Concentration," "--Dependence on Sole and Limited Source Suppliers and Availability of Components," "--Substantial Increase in Manufacturing Operations; Dependence on Contract Manufacturing," "--Competition," "--Rapid Technological Change; New Products and Evolving Markets," "--Uncertain Market Acceptance of the Company's Products; Product Concentration" and "--Product Complexity."

        The Company's revenue in any period is highly dependent upon the sales efforts and success of Xylan's OEM partners (including IBM) and system integrators, which are not within the control of the Company. The Company generally realizes a higher gross margin on direct sales than on sales through its OEM partners and system integrators. Accordingly, if the Company's OEM partners and system integrators were to account for an increased portion of the Company's revenue, gross margins would decline. In addition, if IBM elects to manufacture products using technology licensed from the Company, the Company's product revenue and product gross margin will be adversely affected. New products may have different gross margins than existing products. A significant portion of the Company's expenses, such as rent, headcount and lease expenses, are relatively fixed in advance, based in large part on the Company's forecasts of future revenue. If revenues are below expectations in any given period, the adverse effect of a shortfall in revenue on the Company's operating results may be magnified by the Company's inability to adjust spending to compensate for such shortfall. The Company's backlog at the beginning of each quarter typically is not sufficient to achieve expected revenue for that quarter. To achieve its revenue objectives, the Company is dependent upon obtaining orders in a quarter for shipment in that quarter. In addition, due in part to the timing of product release dates, significant volume shipments of products may occur at the end of the Company's fiscal quarter. Furthermore, the Company's agreements with its customers typically provide that they may change delivery schedules and cancel orders within specified timeframes without significant penalty. The Company's industry is characterized by short product life cycles and declining prices of existing products, which requires continual improvement of manufacturing efficiencies and introduction of new products and enhancements to existing products to maintain gross margins. Moreover, in response to competitive pressures or to pursue new product or market opportunities, the Company may take certain pricing or marketing actions that could materially and adversely affect the Company's operating results. For example, a reduction in prices of the Company's products could result in lower revenue, an increase in discounts offered to the Company's OEM partners or system integrators would adversely affect the Company's operating margins, and a substantial targeted marketing campaign could significantly increase marketing expense and result in decreased profitability. As a result of all of the foregoing, there can be no assurance that the Company will be able to achieve or sustain profitability on a quarterly or annual basis. In addition, it is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

        COMPETITION. The market for network switching products is intensely competitive and subject to frequent product introductions with improved price/performance characteristics, significant price reductions, rapid technological change and continued emergence of new industry standards. Many networking companies, including Bay Networks, Inc., Cabletron Systems, Inc., Cisco Systems, Inc., FORE Systems, Inc. and 3Com Corporation, have introduced, or have announced their intention to develop, network switching products that are or will be competitive with the Company's products. In addition, many of the Company's large competitors offer customers a broader product line which provides a more comprehensive networking solution than the Company currently offers. Recent consolidations in the industry have resulted in competitors that may have broader product lines, greater access to capital or greater research and development resources, which could adversely affect the ability of the Company to compete. Recent consolidations in the industry have resulted in competitors that may have broader product lines, greater access to capital or greater research and development resources which could adversely affect the ability of the Company to compete. Xylan expects that other companies will also enter markets in which the Company competes. In addition to competition from providers of network switching products, the Company expects to face competition from other vendors in the networking market who may incorporate switching functionality into their products or provide alternative network solutions. Furthermore, the Company's OEM partners may in the future develop competitive products and may then decide to terminate their relationships with the Company. In addition, certain of the Company's OEMs could sell competitive products using the Company's technology. Many of the Company's current and potential competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed customer base, than the Company. As a result, these competitors may be able to devote greater resources to the development, promotion, sale and support of their products than the Company. In addition, competitors with a larger installed customer base may have a competitive advantage over the Company when selling similar products or alternative networking solutions to such customers. Increased competition could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against either current or potential competitors in the future. See "Certain Risk Factors--Dependence on Proprietary Technology, Intellectual Property Litigation."

        SUBSTANTIAL INCREASE IN MANUFACTURING OPERATIONS; DEPENDENCE ON CONTRACT MANUFACTURING. The Company is in the process of substantially increasing its flow of materials, contract manufacturing capacity and internal test and quality functions to respond to customer demand and reduce its orderlead times. Any inability or delay in increasing product flow would limit the Company's revenue, could adversely affect the Company's competitive position and could result in late fees or cancellation of orders under agreements with the Company's OEM partners, although these have not occurred to date. During 1996, the Company leased an additional 40,000 square feet of space, a portion of which is being used for manufacturing. Any interruption or delay in the normal flow of production,or defaults or financial insolvency of the contract manufacturer could have a material adverse effect on the Company's business, operating results and financial condition. The Company may also require manufacturing space beyond this additional 40,000 square foot facility. There can be no assurance that such additional space, if required, will be available in a timely manner or on commercially reasonable terms, if at all.

        Xylan's operational strategy relies on outsourcing of manufacturing. The Company currently subcontracts component procurement and assembly of chassis to a single company and printed circuit board assembly to a single company, each of which specializes in the particular services provided. In connection with its operational strategy, the Company is seeking to secure additional sources of supply, including additional contract manufacturers. The Company has experienced in the past, and may in the future experience, problems with its contract manufacturers, such as inferior quality, insufficient quantities and late delivery of product. While such problems have not resulted in any material liabilities from the Company to its customers or end-users to date, there can be no assurance that such problems will not generate material liabilities for the Company or adversely impact the Company's relations with its customers and end-users in the future. During 1996, the Company agreed to loan up to $10 million to its contract manufacturer that performs circuit board assembly. The loan, which assists the contract manufacturer to meet the Company's increasing production requirements, is non-interest bearing, does not have a defined due date and is secured by raw materials and electronic components purchased by the contract manufacturer. At December 31, 1996, the note had an outstanding balance of $6 million. Also, during 1996, the Company guaranteed up to $5 million of such contract manufacturer's debt for raw material and electronic component purchases. Any additional loans or guaranties to the Company's contract manufacturer, or defaults or financial insolvency of the contract manufacturer, could have an adverse effect upon the Company's business, operating results and financial condition. In addition, the Company may in the future experience pricing pressure from its contract manufacturers. To date, the Company has had only limited experience with the use of contract manufacturers. There can be no assurance that the Company will effectively manage its contract manufacturers or that these manufacturers will meet the Company's future requirements for timely delivery of products of sufficient quality and quantity. The Company intends to introduce a number of new products and product enhancements in 1997 and 1998, which will require that the Company rapidly achieve volume production by coordinating its efforts with those of its suppliers and contract manufacturers. Certain of the Company's products in development will require contract manufacturers to adopt or develop advanced manufacturing techniques, which could inhibit volume manufacturing of those products. The inability of Xylan's contract manufacturers to provide it with adequate supplies of high-quality products on-time or the loss of any of the Company's contract manufacturers could cause a delay in Xylan's ability to fulfill orders while the Company identifies a replacement manufacturer and could have a material adverse effect upon the Company's business, operating results and financial condition.


        DEPENDENCE ON SOLE AND LIMITED SOURCE SUPPLIERS AND AVAILABILITY OF COMPONENTS. Several key components used in the manufacture of the Company's products are currently purchased only from single or limited sources. At present, single-sourced components include ASICs, processors, selected integrated circuits, programmable integrated circuits, cables and custom-tooled sheet metal; and limited-sourced components include flash memories, dynamic random access memories ("DRAMs"), and printed circuit boards. The Company generally does not have long-term agreements with any of these single or limited sources of supply. The Company is in the process of incorporating ASICs in many of its products. As stated above, each of these ASICs is initially being manufactured only by a single source, LSI Logic Corporation in most cases, and accordingly the risks of relying on sole sources is expected to increase. Any interruption or delay in the supply of any of these components, or the inability of the Company to procure these components from alternate sources at acceptable prices and within a reasonable time, could have a material adverse effect upon the Company's business, operating results and financial condition. Qualifying additional suppliers is time consuming and expensive and the likelihood of errors is greater with new suppliers. The Company uses a rolling six-month forecast based on anticipated product orders to determine its general materials and components requirements. Lead times for materials and components ordered by the Company vary significantly, and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. If orders do not match forecasts, the Company may have excess or inadequate inventory of certain materials and components, which could have a material adverse effect on the Company's financial condition. From time to time the Company has experienced shortages and allocations of certain components, delays in filling orders while waiting to obtain the necessary components and delays in prototyping of its ASICs. Given current worldwide demand for integrated circuits and certain other components used by the Company and the complexity and yield problems in manufacturing such integrated circuits and components, such shortages allocations and delays are likely to occur in the future and could have a material adverse effect on the Company's business, operating results and financial condition.

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

        DEPENDENCE ON OEM PARTNERS AND SYSTEM INTEGRATORS; IBM; CUSTOMER CONCENTRATION. The Company is pursuing a sales and marketing strategy focused on developing three channels of distribution for its products: worldwide OEM partners, system integrators in North America and overseas and direct sales.
The Company has established OEM partnerships with leading communications and
networking companies, including   IBM, Hitachi Computer Products (America), Inc.
("Hitachi"), and Alcatel N.V. ("Alcatel"). In November 1996, the Company entered into an OEM agreement with Samsung Electronics Company Ltd. ("Samsung") and also signed a licensing agreement with Samsung under which the Company will modify its OmniVision network management software to control Samsung's ATM switches, in addition to Xylan's LAN switches. Samsung will also be combining Samsung's ATM switching technology, Xylan's LAN switching technology and the new integrated network management system to provide a complete solution to the needs of Samsung's customers.

         In the field of campus network switching products, IBM and Xylan are offering the other company's campus switch products for resale. For the quarter ended December 31, 1996, sales to IBM comprised 23% of the Company's revenue. There is no assurance that IBM will continue to purchase the Company's products. In addition, the Company has limited information as to the sell-through of its products by IBM. There is no assurance that even if IBM does purchase such products, that IBM will sell such products to its customers. Both companies have the right to manufacture and sell certain of each other's campus switching products in exchange for a royalty. As of December 31, 1996, no royalties have been earned by either company. However, sales by IBM of IBM manufactured campus switch products could have a material adverse effect on the Company's product revenues. In addition, the parties are forming a joint development organization to develop new products using certain of the other company's LAN technology. Any reduction or delay in sales of the Company's products by IBM could have a material adverse effect on the Company's business, financial condition and results of operations.

        Although there is a large number of end-users of Xylan's products, the Company's customer base is highly concentrated and a relatively small number of customers have accounted for a significant portion of the Company's revenue to date. The Company's OEM partners and system integrators account, and are expected to continue to account, for a substantial portion of the Company's net revenue. As a percentage of revenue, aggregate sales to OEM partners and system integrators accounted for 46% and 42%, respectively, for the year ended December 31, 1996, and 60% and 33%, respectively, for the year ended December 31, 1995. Each of the Company's OEM partners and system integrators can cease marketing the Company's products with limited notice to Xylan and with little or no penalty. In addition, the Company's agreements with its OEM partners and system integrators generally provide for discounts based on expected or actual volumes of products purchased or resold by the reseller in a given period and do not require minimum purchases. Certain of these agreements provide manufacturing rights and access to source code upon the occurrence of specified conditions or defaults.

        Certain of the Company's OEM agreements provide for limited exclusivity. The Company expects that certain of its OEM partners will in the future develop competitive products and, if they do so, they may decide to terminate their relationship with the Company. In addition, many of the Company's resellers offer competitive products manufactured either by third parties or by themselves. Furthermore, certain of the Company's OEM partners and system integrators offer alternative networking solutions, designed by themselves or third parties, or have pre-existing relationships with current or potential competitors of the Company. There can be no assurance that the Company's OEM partners and system integrators will give a high priority to the marketing of the Company's products as compared to competitive products or alternative networking solutions or that Xylan's OEM partners and system integrators will continue to offer the Company's products. In addition, Xylan's OEM partners and system integrators could sell to the Company's existing customers, which could have a material adverse effect on the Company's business, operating results and financial condition. Any reduction or delay in sales of the Company's products by its OEM partners and system integrators could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will retain its current OEM partners or system integrators or that it will be able to recruit additional or replacement OEM partners or system integrators. The loss of one or more of the Company's OEM partners or system integrators could have a material adverse effect on the Company's business, operating results and financial condition. The Company generally realizes a higher gross margin on direct sales than on sales through its OEM partners and system integrators. Accordingly, if the Company's OEM partners and system integrators were to account for an increased portion of the Company's revenue, its gross margin would decline.

        RAPID TECHNOLOGICAL CHANGE; NEW PRODUCTS AND EVOLVING MARKETS. The market for the Company's products is characterized by frequent new product introductions, rapidly changing technology and continued emergence of new industry standards, any of which could render Xylan's existing products obsolete. The Company's success will depend to a substantial degree upon its ability to develop and introduce in a timely fashion new products and enhancements to its existing products that meet changing customer requirements and emerging industry standards. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. There can be no assurance that the Company will be able to identify, develop, manufacture, market or support new or enhanced products successfully or on a timely basis, that new Company products will gain market acceptance or that the Company will be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. In addition, the Company has on occasion experienced delays in the introduction of new products and product enhancements. Furthermore, from time to time, the Company may announce new products or product enhancements, capabilities or technologies that have the potential to replace or shorten the life cycle of the Company's existing product offerings and that may cause customers to defer purchasing existing Company products or cause resellers to return products to the Company. The market for LAN switching products is evolving and the Company believes its ability to compete successfully in this market is dependent upon the continued compatibility and interoperability of its products with products and architectures offered by various vendors, including workstation and personal computer architectures and computer and network operating systems. There can be no assurance that the Company will be able to effectively address the compatibility and interoperability issues raised by technological changes or evolving industry standards.

        A key element of the Company's strategy is the development of multiple ASICs to increase system performance and reduce manufacturing costs, thereby enhancing the price/performance of the Company's products. However, ASICs are generally complex and may contain undetected errors. Any failure to continue to introduce new products or product enhancements and develop and incorporate ASICs effectively and on a timely basis, customer delays in purchasing products in anticipation of new product introductions or any inability of the Company to respond effectively to product announcements by competitors, technological changes or emerging industry standards could have a material adverse effect on the Company's business, operating results and financial condition.

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

        Since patent applications in the United States are not publicly disclosed until the patent issues, applications may have been filed which, if issued as patents, would relate to the Company's products. In addition, the Company has not conducted a comprehensive patent search relating to the technology used in its products. The Company is subject to the risk of claims and litigation alleging infringement of the intellectual property rights of others. These claims may be asserted against the Company directly in a lawsuit naming the Company as a defendant, or may be asserted against the Company indirectly in a lawsuit naming as a defendant one or more customers or resellers of the Company which the Company is contractually obligated to indemnify in the event of a lawsuit alleging that products purchased from the Company infringe third party intellectual property rights. In addition to the claims of Ascom Timeplex, Xylan has, from time to time, received claims from third parties alleging infringement of such third parties' intellectual property rights. The Company believes that none of the current claims against the Company would result in material liability if successful. Although such claims have not resulted in material litigation to date, there can be no assurances that such claims will not be successful or generate material litigation in the future.

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

        INTERNATIONAL OPERATIONS. Sales to customers outside of North America accounted for approximately 51% and 49% of the Company's revenue for the years ended December 31, 1996 and 1995, respectively. However, these percentages may understate sales of the Company's products to international end users because certain of the Company's U.S.-based OEM partners sell the Company's products abroad. The Company's international sales are conducted primarily through its OEM partners and independent territory-specific system integrators. Failure of the Company's OEM partners and system integrators to effectively market the Company's products internationally or the loss of any of these resellers could have a material adverse effect on the Company's business, operating results and financial condition. A number of additional risks are inherent in international operations. The Company's international sales currently are U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in international markets. International sales may also be limited or disrupted by the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, currency exchange fluctuations, political instability, trade restrictions and changes in tariffs. The Company's operating results could also be adversely affected by seasonality of international sales. These international factors could have a material adverse effect on future sales of the Company's products to international end-users and, consequently, the Company's business, operating results and financial condition.

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

        NEED FOR ADDITIONAL CAPITAL. The Company requires substantial working capital to fund its business, particularly to finance inventories and accounts receivable and for capital expenditures. The Company believes that its existing cash and investment balances, together with its line of credit and cash flow expected to be generated from future operations, will be sufficient to meet the Company's capital requirements through at least the end of 1997, although the Company could be required, or could elect, to seek to raise additional capital. The Company's future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of the Company's products. The Company expects that it may need to raise additional equity or debt financing in the future. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

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

        Steve Kim and Yuri Pikover, executive officers and members of the Board of Directors of the Company, have each recently entered into a program of periodic sales of shares of their Xylan Common Stock for the purpose of diversifying their personal holdings. In addition, certain of the venture capital partnerships that invested in the Company have begun to distribute portions of their holdings to their general and limited partners, who in turn have begun to resell such shares on the open market. Any such sales by insiders or distributions by large investors may also have an adverse effect on the market price of the Company's Common Stock. In addition, recent changes in the rules regarding resales of restricted securities pursuant to Rule 144 of the Securities Act of 1933, as amended, may result in a greater number of shares of the Company's Stock becoming available for resale sooner than anticipated, and could have an adverse effect on the market price of the Company's Stock.


ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA
------    ------------------------------------

THE FOLLOWING SELECTED FINANCIAL INFORMATION HAS BEEN DERIVED FROM THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS. THE INFORMATION SET FORTH BELOW IS NOT NECESSARILY INDICATIVE OF RESULTS OF FUTURE OPERATIONS, AND SHOULD BE READ IN CONJUNCTION WITH "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS" AND THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THE FORM 10-K.


                                                                                              PERIOD
                                                                                               ENDED
                                                                                             DECEMBER
                                                                 YEAR ENDED DECEMBER 31,        31,
                                                               ---------------------------    ------
                                                               1996       1995      1994       1993
                                                              -------    ------    -------    ------
                                                                            (IN THOUSANDS)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenue....................................................   $128,456   $29,662    $   443    $    --
Cost of revenue............................................     57,830    15,418        327         --
                                                              --------   -------    -------    -------
   Gross profit............................................     70,626    14,244        116         --
                                                              --------   -------    -------    -------
Operating expenses:
   Research and development................................     15,823     7,154      2,404        343
   Sales and marketing.....................................     32,590    13,011        695         --
   General and administrative..............................      4,397     3,593      1,168        188
                                                              --------   -------    -------    -------
     Total operating expenses..............................     52,810    23,758      4,267        531
                                                              --------   -------    -------    -------
Operating income (loss) ...................................     17,816    (9,514)    (4,151)      (531)
   Interest income, net....................................      5,240        73         68          9
                                                              --------   -------    -------    -------
Income (loss) before income taxes..........................     23,056    (9,441)    (4,083)      (522)
   Income tax expense......................................      7,811        --         --         --
                                                              --------   -------    -------    -------
Net income (loss) .........................................   $ 15,245   $(9,441)   $(4,083)   $  (522)
                                                              ========   =======    =======    =======
Net income (loss) per share (1) ...........................      $0.33    $(0.45)    $(0.19)    $(0.02)
                                                              ========   =======    =======    =======
Shares used in per share computation (1) ..................     46,381    21,151     21,109     21,067
                                                              ========   =======    =======    =======
                                                                            DECEMBER 31,
                                                              ----------------------------------------
                                                                1996      1995       1994       1993
                                                              -------    ------     -------    -------
                                                                          (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments..........   $112,981   $ 6,034    $ 4,584    $ 1,306
Working capital............................................    134,615    11,130      4,186      1,216
Total assets...............................................    207,251    27,248      6,613      1,411
Capital lease obligations, long-term.......................        206       509        239         --
Net shareholders' equity...................................    185,638    16,105      5,367      1,269

(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used to compute net income
     (loss) per share.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------       ---------------------------------------------------------------
             RESULTS OF OPERATIONS
             ---------------------

        This Annual Report on Form 10-K may consist of forward-looking statements that involve risks and uncertainties. These statements may differ materially from actual future events or results. Readers are referred to the "Certain Risk Factors" section of this Form 10-K, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements.

OVERVIEW

     Xylan is a leading provider of high-bandwidth switching systems that enhance the performance of existing local area networks ("LANs") and facilitate migration to next-generation networking technologies such as asynchronous transfer mode ("ATM"). From inception (July 9, 1993) to December 31, 1994, the Company was primarily engaged in product research and development and in the development of systems and operations. The Company began commercial shipments of its initial OmniSwitch products in January 1995. Since then, revenue has increased significantly on a quarterly basis to an aggregate of $128.5 million in fiscal year 1996 from $29.7 million in fiscal year 1995. The increase in quarterly revenue reflects substantial growth of the LAN switching market, the continued introduction by the Company of additional features and enhancements to its OmniSwitch product family and the introduction of the PizzaSwitch product in March 1996, all of which expanded the portion of the market addressed by Xylan's products. The increase in quarterly revenue was also the result of continued market acceptance of the Company's LAN switching products, and investment in sales and marketing efforts, including significant expansion of the Company's domestic and international product distribution network. The Company markets its products worldwide through OEM partners, system integrators and its own sales force and first achieved profitability in the fourth quarter of 1995. As of December 31, 1996 and 1995, the Company had retained earnings of $1.2 million and an accumulated deficit of $14.0 million, respectively.

        The Company intends to increase significantly its investments in research and development, sales and marketing and related infrastructure. Such increases will be dependent on factors including the continued growth of the Company's revenues and the rate thereof, success in hiring the appropriate personnel and market acceptance of the Company's products. Due to the anticipated increases in the Company's operating expenses, the Company's operating results will be materially and adversely affected if revenue does not increase. Xylan's limited operating history makes the prediction of future annual or quarterly operating results difficult or impossible. Although the Company has experienced revenue growth in all quarters since revenue was first recognized, such growth rates will not be sustainable and are not indicative of future operating results. There can be no assurance that the Company will sustain profitability.

YEARS ENDED DECEMBER 31, 1996 AND 1995

Revenue

        Revenue for the year ended December 31, 1996 was $128.5 million compared to $29.7 million for the year ended December 31, 1995, an increase of 333%. The increases in revenue were due to a number of factors, including substantial growth of the LAN switching market, continued introduction by the Company of additional features and functions to its OmniSwitch product family, the introduction of the PizzaSwitch product family, market acceptance of the Company's LAN switching products, the addition of IBM in July 1996, and the Company's investment in sales and marketing resources. Under an agreement with IBM and the Company, IBM has the right to manufacture certain Company products after a specified period of time and pay a royalty to Xylan. As of December 31, 1996, no royalties have been earned by the Company. Product revenue could be adversely impacted if IBM elects to manufacture the Company's products. While the Company achieved revenue growth of 333% from 1995 to 1996, the Company does not expect to sustain this rate of sequential revenue growth if at all in future periods.

        For the year ended December 31, 1996, Hitachi Computer Products, NTT PC Communications, Inc. and IBM accounted for 13.5%, 12.3% and 11.7% of revenue, respectively. For the year ended December 31, 1995, Hitachi Computer Products, Digital Equipment Corp. and Alcatel accounted for 17.6%, 17.2% and 10.5% of revenue, respectively. For the year ended December 31, 1994, substantially all of the Company's revenue was derived from network integration services, and one customer accounted for 13.8% of revenue.

        The Company markets its products worldwide through OEM partners, system integrators and a direct sales force. The following table sets forth the Company's revenue by sales channel and geographic region as a percentage of total revenue for the years ended December 31, 1996 and 1995:

                               YEARS ENDED DECEMBER 31,
                               ------------------------
                                     1996    1995
                                     ----    ----
          CHANNEL:
            OEM                       46%     60%
            Network Integrator        42%     33%
            Direct Sales              12%      7%
                                      ===     ===
          REGION(1):
            North America             49%     51%
            International             51%     49%
                                      ===     ===

(1) These percentages may understate sales of the Company's products to international end users because certain of the Company's U.S.-based OEM partners sell the Company's products abroad.

Gross Profit

     Gross margins were 55.0% and 48.0% for the years ended December 31, 1996 and 1995, respectively. The increase in gross margins resulted from component cost reductions due to increased volume, the use of application specific integrated circuits ("ASICs") and design improvements along with the allocation of fixed costs over a larger revenue base. The Company's gross margins in the future will be affected by a number of factors, including competitive market pricing and discount levels, product mix, manufacturing volumes and fluctuations in component costs. After initial product introduction, the Company's strategy is to seek to reduce component costs, particularly by integrating newly-developed ASICs into such products. In addition, the timing and execution of new product introductions may impact gross margins and result in excess or obsolete inventories. The Company's gross margins may also fluctuate due to the mix of distribution channels employed. The Company expects to realize higher gross margins on direct sales than on sales through its OEM partners and system integrators. The Company has entered into an agreement with IBM and may in the future enter into additional OEM agreements, which could adversely affect gross margins.

Research and Development Expenses

        Research and development expenses increased to $15.8 million in 1996 from $7.2 million in 1995, while declining as a percentage of revenue to 12% in 1996 from 24% in 1995. The increase in spending was primarily due to the hiring of additional engineers and increases in prototype material costs for new product development. At December 31, 1996, the Company employed 122 employees in research and development compared to 64 employees at December 31, 1995. The decline in research and development expenses as a percentage of revenue is primarily due to the increase in revenue.

        The market for the Company's products is characterized by frequent new product introductions and rapidly changing technology and industry standards, any of which can impact Xylan's existing product offerings. As a result, the Company's success will depend to a substantial degree upon its ability to develop and introduce in a timely fashion new products and enhancements to its existing products that meet changing customer requirements and emerging industry standards. Accordingly, the Company expects to continue to make substantial investments in research and development and anticipates that research and development spending will continue to increase in 1997. To date, the Company has not capitalized any development costs and does not anticipate capitalizing any such costs in the foreseeable future.

Sales And Marketing Expenses

        Sales and marketing expenses increased to $32.6 million in 1996 from $13.0 million in 1995, while declining as a percentage of revenue to 25% in 1996 from 44% in 1995. During 1996 the Company established an expanded infrastructure, including the addition of Xylan sales personnel and sales offices throughout North America, Europe and Asia, increased commission expenses resulting from higher revenue, and advertising and promotional campaigns in support of the Company's direct sales and system integrator channels. At December 31, 1996, the Company employed 216 employees in sales and marketing compared to 88 employees at December 31, 1995. The decline in sales and marketing expenses as a percentage of revenue is primarily due to the increase in revenue. As the Company continues to expand its sales force, adding personnel and offices worldwide, and to introduce new products and enhancements to its existing products, it expects that sales and marketing spending will continue to increase in 1997.

General And Administrative Expenses

        General and administrative expenses increased to $4.4 million in 1996 from $3.6 million in 1995, while declining as a percentage of revenue. The increase in absolute dollars reflects the addition of personnel and systems to support the growth of Xylan's business. The decline in general and administrative expenses as a percentage of revenue is primarily due to the increases in revenue. As the Company continues to expand its sales force, add personnel and offices worldwide, and introduce new products and enhancements to its existing products, it expects that general and administrative expenses will increase in 1997 in absolute dollars.

Interest Income

        Interest income was $5.2 million and $73,000 for the years ended December 31, 1996 and 1995, respectively. This increase is the result of interest income earned on the net proceeds of $87.4 million and $56.2 million from the Company's initial public offering in March 1996 and the Company's secondary public offering in May 1996, respectively.

Provision For Income Taxes

        The Company recorded a provision for income taxes of $7.8 million for the year ended December 31, 1996 and recorded a deferred tax asset at December 31, 1996 of $1.8 million. The net deferred tax asset is included in prepaids and other current assets in the accompanying consolidated financial statements. Also, during 1996, the Company realized an income tax benefit of $9.5 million for certain stock option transactions. This benefit is used to reduce taxable income prior to the utilization of net operating loss carryforwards, and resulted in a decrease in current income taxes payable and an increase in additional paid in capital. As a result of net operating losses, no provision for income taxes was recorded for 1995.

        As of December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $7.7 million, which are available to offset future taxable income, if any, through 2010. Additionally, the Company had research and development tax credit carryforwards for Federal and state income tax purposes of $1 million and $421,000, respectively, which are available to offset future income taxes, if any, through 2011.

        YEARS ENDED DECEMBER 31, 1995 AND 1994

        As described above, in 1993 the Company commenced operations and was primarily engaged in the development of systems and operations and initial research and development for the Company's products, whereas in 1994 the Company was primarily engaged in the research, development and testing of its products and conducted an ancillary network integration business. In 1995, the Company began commercial sales of its products and devoted attention to adding additional features and functionality to such products. Because of the Company's significantly different levels of operations during 1995 and 1994, year-to-year comparisons are not meaningful. The following discussion summarizes the Company's quarterly results of operations in 1995 . Where more than one factor affecting a change in an item is discussed, the Company has attempted, but has been unable, to quantify the relative contribution of each factor due to the unsophisticated nature of the Company's financial and management information systems during most of 1995, which severely limited the Company's ability at that time to allocate reliably dollar amounts among different factors. However, the Company believes that it has placed such factors in their relative order of importance.

        The following tables present quarterly operating results for each of the four quarters of 1995 and such data as a percentage of revenue for each quarter. This information is unaudited, but in the opinion of management reflects all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of such information in accordance with generally accepted accounting principles. The results for any quarter are not necessarily indicative of results for any future period.



                                                                THREE MONTHS ENDED
                                                  ------------------------------------------
                                                  DEC. 31,    SEPT. 30,  JUNE 30,    MAR. 31,
                                                   1995        1995        1995        1995
                                                  ------     -------     ------      -------
                                                                 (IN THOUSANDS)
Revenue......................................     $15,522    $ 8,240     $ 4,503      $ 1,397
Cost of revenue..............................       7,412      4,386       2,659          961
                                                  -------     -------    -------      -------
   Gross profit..............................       8,110      3,854       1,844          436
                                                  -------     -------    -------      -------
Operating expenses:
   Research and development..................       2,429       2,040      1,646        1,039
   Sales and marketing.......................       3,808       3,779      3,336        2,088
   General and administrative................       1,422       1,216        605          350
                                                  -------     -------    -------      -------
      Total operating expenses...............       7,659       7,035      5,587        3,477
                                                  -------     -------    -------      -------
Operating income (loss)......................         451      (3,181)    (3,743)      (3,041)
Interest income (expense), net...............         (14)        (14)        30           71
                                                  -------     -------    -------      -------
Net income (loss) before income taxes........         437      (3,195)    (3,713)      (2,970)
Income tax expense...........................          --          --         --           --
                                                  -------     -------    -------      -------
Net income (loss)............................     $   437     $(3,195)   $(3,713)     $(2,970)
                                                  =======     =======    =======      =======

                                                             AS A PERCENTAGE OF REVENUE
                                           -------------------------------------------------------------
                                           DEC. 31,         SEPT. 30,          JUNE. 30,        MARCH 31,
                                             1995              1995              1995             1995
                                           --------           -------          -------          --------
Revenue................................      100.0 %          100.0 %           100.0 %          100.0%
Cost of revenue........................       47.8             53.2              59.0             68.8
                                            ------           ------            ------           ------
   Gross margin........................       52.2             46.8              41.0             31.2
                                            ------           ------            ------           ------
Operating expenses:
   Research and development............       15.6             24.7              36.6             74.4
   Sales and marketing.................       24.5             45.9              74.1            149.5
   General and administrative..........        9.2             14.8              13.4             25.1
                                            ------           ------            ------           ------
     Total operating expenses............     49.3             85.4             124.1            249.0
                                            ------           ------            ------           ------
Operating income (loss)..................      2.9            (38.6)            (83.1)          (217.8)
Interest income (expense), net...........     (0.1)            (0.2)              0.7              5.1
                                            ------           ------            ------           ------
Net income (loss) before income taxes....      2.8            (38.8)            (82.4)          (212.7)
Income tax expense.......................       --               --                --               --
                                            ------           ------            ------           ------
Net income (loss)........................      2.8%           (38.8)%           (82.4)%         (212.7)%
                                            ======           ======            ======           ======

Revenue

        The Company's revenue increased by 222%, 83% and 88% from the first to second, second to third and third to fourth quarter, respectively, of fiscal 1995. The increase in revenues was due to a number of factors, including substantial growth of the LAN switching market, continued introduction by the Company of additional features and enhancements to its OmniSwitch product family, which expanded the portion of the market addressed by Xylan's products, market acceptance of the Company's LAN switching products, and the Company's investment in sales and marketing efforts. The large percentage increases are due primarily to the relatively small dollar value of revenue in each period, which magnifies absolute dollar changes in revenue from period to period. The relative contribution of each of these factors cannot be quantified, so future changes in a factor cannot be used to predict future revenue growth.


Gross Profit

        Gross margins increased in 1995 by 323% from the first to second quarter, 109% from the second to third quarter, and 110% from the third to fourth quarter. The increases were primarily due to decreased unit manufacturing costs resulting from higher volumes. The Company's gross margins in the future will be affected by a number of factors, including competitive market pricing and discount levels, manufacturing volumes and fluctuations in component costs. The large percentage increase in all quarters is due primarily to the small dollar value of gross profit in each period, particularly the percentage increase arising from $436,000 of gross profit in the first quarter to $1.8 million in the second quarter. The percentage increases from the second to third and third to fourth quarters correlate with revenue increases in those periods.


Research and Development Expenses

        Research and development expenses increased during each quarter of 1995, by 58% from the first to second quarter, 24% from the second to third quarter, and 19% from the third to fourth quarter. These increases were primarily due to a significant increase in the number of development personnel and additional product development expenses incurred in connection with ongoing development of new products and enhancements to the OmniSwitch product family. As shown in the table, research and development expenses as a percentage of revenue declined substantially in each quarter of 1995 due to the significant quarter-to-quarter increases in revenue. The Company expenses research and development costs as incurred.

Sales and Marketing Expenses

        Sales and marketing expenses increased by 60% from the first to second quarter of 1995, and by 13% from the second to third quarter. The increase from the third to fourth quarter was nominal. The increases in the first three quarters were primarily due to expenses related to the Company's initial product launch, the addition of direct sales personnel throughout the United States, Europe and Asia and increased commission expenses resulting from higher sales. The introduction of additional features and enhancements to the OmniSwitch product family in 1995, and related expenditures for demonstration equipment used for customer trials and promotional activities, resulted in fluctuations in quarterly sales and marketing expenses, particularly the substantial increase in such expenses in the third quarter of 1995. In addition, the quarterly results reflect the impact of an aggregate adjustment of approximately $2 million relating to a change in the Company's method of accounting for demonstration units to expense the cost of such units which had previously been capitalized. This adjustment resulted in an increase in sales and marketing expense, allocated among quarters based on the quarter in which demonstration units were shipped.

General and Administrative Expenses

        General and administrative expenses increased by 73% from the first to second quarter of 1995, by 101% from the second to third quarter and by 17% from the third to fourth quarter, reflecting hiring of administrative personnel to support the growth of Xylan's business and costs related to enhancing the Company's financial and management information systems. In addition, beginning in the third quarter of 1995, general and administrative expenses were substantially increased by spending associated with the Ascom Timeplex litigation.

Interest Income (Expense)

        Interest income (expense) fluctuated on a quarter-to-quarter basis during 1995, primarily depending upon the level of the Company's cash balances and the funding required for daily operations.

Provision for Income Taxes

        As a result of net operating losses, no provision for income taxes was recorded for 1995.

FACTORS AFFECTING FUTURE RESULTS

        The Company's revenue and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including (i) the timing and amount of significant orders from the Company's OEM partners and system integrators, (ii) the Company's success in developing, introducing and shipping product enhancements and new products, (iii) the ability to obtain sufficient supplies of sole or limited source components for the Company's products, (iv) the ability to attain and maintain production volumes and quality levels for its products, (v) the mix of distribution channels and products, (vi) new product introductions by the Company's competitors, (vii) pricing actions by the Company or its competitors, (viii) changes in material costs and (ix) general economic conditions. The Company's revenue in any period is highly dependent upon the sales efforts and success of Xylan's OEM partners and system integrators, which are not within the control of the Company. The Company generally realizes a higher gross margin on direct sales than on sales through its OEM partners and system integrators. Accordingly, if the Company's OEM partners and system integrators were to account for an increased portion of the Company's revenue, gross margins would decline. Any decline in sales to OEM partners and system integrators, or the loss of any of the Company's OEM partners or system integrators could have a material adverse effect on the Company's business, operating results and financial condition. In addition, new products may have different gross margins than existing products. In particular, the Company's PizzaSwitch product, which became commercially available during the first quarter of 1996, currently has a lower gross margin than the OmniSwitch. A significant portion of the Company's expenses, such as rent, headcount and lease expenses, are relatively fixed in advance, based in large part on the Company's forecasts of future sales. If sales are below expectations in any given period, the adverse effect of a shortfall in sales on the Company's operating results may be magnified by the Company's inability to adjust spending to compensate for such shortfall. The Company's backlog at the beginning of each quarter is not sufficient to achieve expected revenue for that quarter. To achieve its revenue objectives, the Company is dependent upon obtaining orders in a quarter for shipment in that quarter. In addition, due in part to the timing of product release dates, significant volume shipments of products may occur at the end of the Company's fiscal quarter. Furthermore, the Company's agreements with its customers typically provide that they may change delivery schedules and cancel orders within specified timeframes without significant penalty. The Company's industry is characterized by short product life cycles and declining prices of existing products, which requires continual improvement of manufacturing efficiencies and introduction of new products and enhancements to existing products to maintain gross margins. The Company intends to introduce a number of new products and product enhancements in 1997, which will require that the Company rapidly achieve volume production by coordinating its efforts with those of its suppliers and contract manufacturers and the inability of the Company's contract manufacturers to provide the Company with adequate supplies of high-quality products or the loss of any of the Company's contract manufacturers could cause a delay in the Company's ability to fulfill customer orders, which in turn could cause the Company to fail to meet its revenue objectives for a particular period. Moreover, in response to competitive pressures or to pursue new product or market opportunities, the Company may take certain pricing or marketing actions that could materially and adversely affect the Company's operating results. As a result of all of the foregoing, there can be no assurance that the Company will be able to achieve or sustain profitability on a quarterly or annual basis. In addition, it is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

        In March 1996, the Company completed its initial public offering and raised $87.4 million, net of issuance costs and in May 1996 the Company completed a secondary offering which raised $56.2 million, net of issuance costs. Additionally, during 1996, cash provided by operating activities aggregated $12.2 million.

        From inception to December 31, 1995, the Company financed its operations and capital expenditures through the sale of Common and Preferred Stock, for aggregate proceeds of $30.0 million, and capital lease and other debt financing. During 1995, cash utilized by operating activities was $14.3 million, compared to $4.0 million in 1994. The increase in cash utilized during 1995 reflected the increased working capital necessary to fund significantly expanded operations and the resulting inventory and accounts receivable.

        The Company requires substantial working capital to fund its business, particularly to finance inventories and accounts receivable and for capital expenditures. Capital expenditures aggregated $15.2 million and $4.3 million in 1996 and 1995, respectively. The Company has also agreed to loan a contract manufacturer up to $10 million, of which $6 million was outstanding as of December 31, 1996. Additionally, the Company has guaranteed up to $5 million of this contract manufacturer's debt for raw material and electronic components purchases. The Company's future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of the Company's products. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

        The Company's principal source of liquidity as of December 31, 1996, consisted of $62.5 million in cash and cash equivalents, $50.5 million in short-term investments and a $6.0 million bank credit facility. The Company believes that existing cash and investment balances and cash flow expected to be generated from future operations, will be sufficient to meet the Company's requirements for at least the next 12 months.

NEWLY ADOPTED FINANCIAL ACCOUNTING STANDARDS

        Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement provides guidelines for recognition of impairment losses related to long-term assets. The adoption of this new standard did not have a material effect on the Company's consolidated financial statements.

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


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------    -------------------------------------------

        The Company's Consolidated Financial Statements are included in this Form 10-K starting at page F-1.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND
------   --------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

        Not applicable.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------    --------------------------------------------------

        Information regarding Registrant's directors will be set forth under the caption "Election of Directors - Nominees" in Registrant's proxy statement for use in connection with the Annual Meeting of Shareholders to be held May 29, 1997, (the "1997 Proxy Statement") and is incorporated herein by reference. The 1997 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year. See also the section entitled "Executive Officers" in Part I, Item 1.

ITEM 11.  EXECUTIVE COMPENSATION
-------   ----------------------

        The information required by this item is incorporated by reference into this Form 10-K from the information set forth under the caption "Compensation of Executive Officers" in the Company's 1997 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------   --------------------------------------------------------------

        The information required by this item is incorporated by reference into this Form 10-K from the information set forth under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the Company's 1997 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------   ----------------------------------------------

        The information required by this item is incorporated by reference into this Form 10-K from the information set forth under the caption "Certain Relationships and Related Transactions" in the Company's 1997 Proxy Statement.

PART IV
-------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------   ---------------------------------------------------------------

                                                                            Page
                                                                            ----
(a)  (1)  Consolidated Financial Statements:
            Independent Auditors' Report................................    F-1
            Consolidated Balance Sheets at December 31, 1996 and 1995...    F-2
            Consolidated Statements of Operations for the Years ended
                December 31, 1996, 1995, and 1994.......................    F-4
            Consolidated Statements of Shareholders' Equity for the
                Years ended December 31, 1996, 1995, and 1994...........    F-5
            Consolidated Statements of Cash Flows for the Years ended
                 December 31, 1996, 1995, and 1994......................    F-6
            Notes to Consolidated Financial Statements..................    F-8

     (2)  Consolidated Financial Statement Schedule:
            Independent Auditors' Report on Consolidated Financial
                Statement Schedule......................................    S-1
            II-Valuation and Qualifying Accounts.......................     S-2

     All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

     (3) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number         Description
-------        -----------

 1.1      Form of Underwriting Agreement.(1)
 3.1      Amended and Restated Articles of Incorporation of Registrant.(1)
 3.2      Amended and Restated Bylaws of Registrant.(1)
 4.1      Form of Common Stock Certificate.(1)
 5.1      Opinion of Venture Law Group, A Professional Corporation.(1)
10.1      Form of Indemnification Agreement.(1)
10.2      1993 Stock Incentive Plan.(1)
10.3      Form of 1996 Employee Stock Purchase Plan and related agreements.(1)
10.4      Form of 1996 Directors' Option Plan and related agreements.(1)
10.5      Form of 1996 Stock Plan and related agreements.(1)
10.6 Fourth Restated Registration Rights Agreement among the Registrant and certain securityholders of the Registrant, dated as of December 11, 1995.(1)
10.7 Lease Agreement between the Registrant and Malibu Canyon Office Partners, L.P. dated as of April 14, 1994, as amended November 3, 1994, January 2, 1995, and April 25, 1995.(1)
10.8 Security and Loan Agreement dated September 1, 1995 between the Registrant and Imperial Bank.(1)
10.9 Master Lease Agreement dated as of May 31, 1994, as amended between the Registrant and Dominion Ventures, Inc.(1)
10.10     Master Lease Agreement dated as of June 9, 1995 between the
          Registrant and Copelco Capital, Inc.(1)
10.11 Value-Added Product Sales Agreement dated as of July 1, 1995 between the Registrant and Hamilton Hallmark, a division of Avnet, Inc.(1)
10.12     401(k) Plan.(1)
10.13     Series C Preferred Stock Agreement dated as of March 13, 1995 between the Registrant and Alcatel Data Networks S.A.(1)
10.14     International Distributor Agreement between the Registrant and
          Alcatel N.V., dated as of March 13, 1995.(1)
10.15 Product and Technology Agreement between the Registrant and Alcatel N.V. dated as of March 13, 1995.(1)
10.16 Original Equipment Manufacturer Agreement dated as of June 14, 1995 between the Registrant and Hitachi Computer Products (America), Inc.(1)
10.17 Original Equipment Manufacturer Agreement dated as of April 12, 1995 between the Registrant and Digital Equipment Corporation.(1)
10.18 Manufacturing and Purchase Agreement dated as of March 28, 1996 between the Registrant and Victron, Inc.(1)
10.19 Amendment to Manufacturing and Purchase Agreement between Xylan and Victron, Inc. dated as of December 30, 1996.(2)
10.20     Dale Bartos Employment Agreement dated as of January 4, 1997.(2)
11.1      Statement Regarding Computation of Net Income (Loss) Per Share.(2)
23.1      Consent of KPMG Peat Marwick LLP.(2)
23.2      Consent of Counsel (included in Exhibit 5.1).(1)
24.1      Power of Attorney (see page II-5).(2)
27        Financial Data Schedule(2)
-------------------------------------------------------------------------------

(1) Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1 and Amendments thereto (File No. 333-03623), which became effective on May 29, 1996.

(2)  Filed herewith.


(b) Reports on Form 8-K: None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         XYLAN CORPORATION



Date: March 28, 1997                     By: /s/ Steve Y. Kim
                                            --------------------------
                                             Steve Y. Kim
                                             President and Chief
                                             Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steve Y. Kim and Dale Bartos, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


Signature                     Title                                  Date
--------------------------------------------------------------------------------

/s/ Steve Y. Kim        President, Chief Executive              March 28, 1997
----------------------  Officer and Chairman
 (Steve Y. Kim)


/s/ Dale  Bartos        Vice President of Finance               March 28, 1997
----------------------  (Principal Financial and
 (Dale Bartos)          Accounting Officer)


/s/ Yuri Pikover        Vice President of Worldwide Sales       March 28, 1997
----------------------  and Director
 (Yuri Pikover)


/s/ Kevin G. Hall       Director                                March 28, 1997
----------------------
 (Kevin G. Hall)


/s/ Robert C. Hawk      Director                                March 28, 1997
----------------------
 (Robert C. Hawk)


/s/ Trude C. Taylor     Director                                March 28, 1997
----------------------
 (Trude C. Taylor)


/s/ John L. Walecka     Director                                March 28, 1997
----------------------
 (John L. Walecka)

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Xylan Corporation:

We have audited the accompanying consolidated balance sheets of Xylan Corporation and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xylan Corporation and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.


Los Angeles, California
January 31, 1997

                       XYLAN CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                           December 31, 1996 and 1995
                       (In thousands, except share data)

                 ASSETS                         1996      1995
                                              --------  -------
Current assets:
 Cash and cash equivalents                    $ 62,483  $ 6,034
 Short-term investments                         50,498       --
 Accounts receivable, net of allowance for
  doubtful accounts of $.3 in 1996 and
  $.4 in 1995                                   26,956   13,142
 Inventories                                    11,578    2,128
 Prepaid expenses and other current assets       4,013      383
                                              --------  -------

       Total current assets                    155,528   21,687

Investments                                     27,785       --
Note receivable                                  6,000       --
Property and equipment, net                     16,665    5,073
Other assets                                     1,273      488
                                              --------  -------

                                              $207,251  $27,248
                                              ========  =======

                       XYLAN CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                           December 31, 1996 and 1995
                       (In thousands, except share data)

  LIABILITIES AND SHAREHOLDERS' EQUITY          1996       1995
                                              --------  --------
Current liabilities:
 Current installments of capital lease
  obligations                                 $    303  $    329
 Accounts payable and accrued expenses          17,760     9,629
 Deferred revenue                                2,838       599
 Income taxes payable                               12        --
                                              --------  --------

       Total current liabilities                20,913    10,557

Capital lease obligations, less current
 installments                                      206       509
Deferred revenue                                   494        77
                                              --------  --------

       Total liabilities                        21,613    11,143
                                              --------  --------
Commitments and contingencies

Shareholders' equity:
 Preferred stock, no par value.
  Authorized 5,000,000 shares                       --        --
 Convertible preferred stock, $0.001
  par value:
    Series A, Authorized 12,000,000
     shares; issued and outstanding
     11,801,330 shares in 1995                      --        12
    Series B, Authorized, issued and
     outstanding 7,718,600 shares in 1995           --         8
    Series C, Authorized, issued and
     outstanding 3,964,244 shares in 1995           --         4
    Series D, Authorized, issued and
     outstanding 1,262,120 shares in 1995           --         1
    Series E, Authorized, issued and
     outstanding 952,382 shares in 1995             --         1
   Common stock, $0.001 par value.
    Authorized 200,000,000 shares;
    issued and outstanding 41,947,025
    and 10,320,426 shares, respectively             42        10
   Additional paid-in capital                  184,397    30,115
   Retained earnings (accumulated deficit)       1,199   (14,046)
                                              --------  --------

       Net shareholders' equity                185,638    16,105
                                              --------  --------

                                              $207,251  $ 27,248
                                              ========  ========

         See accompanying notes to consolidated financial statements.

                      XYLAN CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                  Years ended December 31, 1996, 1995 and 1994
                     (In thousands, except per share data)

                                                1996      1995      1994
                                            ----------  -------   -------

Revenue                                       $128,456  $29,662   $   443
Cost of revenue                                 57,830   15,418       327
                                              --------  -------   -------

      Gross profit                              70,626   14,244       116
                                              --------  -------   -------

Operating expenses:
 Research and development                       15,823    7,154     2,404
 Sales and marketing                            32,590   13,011       695
 General and administrative                      4,397    3,593     1,168
                                              --------  -------   -------

      Total operating expenses                  52,810   23,758     4,267
                                              --------  -------   -------

      Operating income (loss)                   17,816   (9,514)   (4,151)

Interest income, net                             5,240       73        68
                                              --------  -------   -------

      Income (loss) before income taxes         23,056   (9,441)   (4,083)

Income tax expense                               7,811       --        --
                                              --------  -------   -------

      Net income (loss)                       $ 15,245  $(9,441)  $(4,083)
                                              ========  =======   =======

Net income (loss) per share                   $   0.33  $ (0.45)  $ (0.19)
                                              ========  =======   =======

Weighted average common and common
 equivalent shares outstanding                  46,381   21,151    21,109
                                              ========  =======   =======

         See accompanying notes to consolidated financial statements.

                      XYLAN CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity
                 Years ended December 31, 1996, 1995 and 1994
                                (In thousands)


                                                                                                            Retained       Net
                                           Convertible preferred stock                      Additional      earnings      share-
                               ------------------------------------------------  Common      paid-in      (accumulated    holders
                               Series A  Series B  Series C  Series D  Series E   stock      capital        deficit)      equity
                               --------  --------  --------  --------  --------  -----      --------      ------------   -------
Balance at December 31, 1993   $  5       $--       $--       $--       $--        $10      $  1,776      $   (522)      $  1,269

Issuances of preferred stock      7         8        --        --        --         --         8,160            --          8,175
Issuances of common stock        --        --        --        --        --         --             6            --              6
Net loss                         --        --        --        --        --         --            --        (4,083)        (4,083)
                               ----       ---       ---       ---       ---        ---      --------       -------       --------
Balance at December 31, 1994     12         8        --        --        --         10         9,942        (4,605)         5,367

Issuances of preferred stock     --        --         4         1         1         --        20,008            --         20,014
Issuances of common stock        --        --        --        --        --         --           108            --            108
Issuances of common stock
 warrants                        --        --        --        --        --         --             3            --              3
Unearned compensation
 amortization                    --        --        --        --        --         --            54            --             54
Net loss                         --        --        --        --        --         --            --        (9,441)        (9,441)
                               ----       ---       ---       ---       ---        ---      --------       -------       --------
Balance at December 31, 1995     12         8         4         1         1         10        30,115       (14,046)        16,105

Conversion of preferred
 stock to common stock          (12)       (8)       (4)       (1)       (1)        26            --            --             --
Issuances of common stock        --        --        --        --        --          6       144,002            --        144,008
Issuance of common stock
 warrants                        --        --        --        --        --         --           274            --            274
Tax benefit attributable to
 stock option plan               --        --        --        --        --         --         9,507            --          9,507
Unearned compensation
 amortization                    --        --        --        --        --         --           499            --            499
Net income                       --        --        --        --        --         --            --        15,245         15,245
                               ----       ---       ---       ---       ---        ---      --------       -------       --------
Balance at December 31, 1996   $ --       $--       $--       $--       $--        $42      $184,397       $ 1,199       $185,638
                               ====       ===       ===       ===       ===        ===      ========       =======       ========

         See accompanying notes to consolidated financial statements.

                       XYLAN CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                  Years ended December 31, 1996, 1995 and 1994
                                 (In thousands)

                                                 1996       1995      1994
                                              --------   --------   -------
Cash flows from operating activities:
 Net income (loss)                            $ 15,245   $ (9,441)  $(4,083)
 Adjustments to reconcile net income
  (loss) to net cash provided by (used
  in) operating activities:
    Depreciation and amortization                3,581        928       131
    Deferred income taxes                       (1,766)        --        --
    Consulting expense paid in common stock         --        108         1
    Expense related to warrants                    274         --        --
    Unearned compensation amortization             499         54        --
    Change in:
     Accounts receivable                       (13,814)   (13,020)     (122)
     Inventories                                (9,450)    (1,846)     (282)
     Prepaid expenses and other current
      assets                                    (1,864)      (178)     (154)
     Other assets                                 (785)      (294)     (180)
     Accounts payable and accrued expenses       8,131      8,741       746
     Deferred revenue                            2,656        676        --
     Income taxes payable                        9,519         --        --
                                              --------   --------   -------
          Net cash provided by (used
           in) operating activities             12,226    (14,272)   (3,943)
                                              --------   --------   -------
Cash flows from investing activities:
 Purchases of property and equipment           (15,173)    (4,295)     (959)
 Issuance of note receivable                    (6,000)        --        --
 Purchases of investments                     (147,125)        --    (3,890)
 Maturities of investments                      68,842      3,890        --
                                              --------   --------   -------
          Net cash used in investing
           activities                          (99,456)      (405)   (4,849)
                                              --------   --------   -------
Cash flows from financing activities:
 Proceeds from issuances of common
  stock and common stock warrants              144,008          3         5
 Proceeds from issuances of convertible
  preferred stock                                   --     20,014     8,175
 Principal payments under capital lease
  obligations                                     (329)        --        --
                                              --------   --------   -------
     Net cash provided by financing
      activities                               143,679     20,017     8,180
                                              --------   --------   -------
     Net increase (decrease) in cash
      and cash equivalents                      56,449      5,340      (612)

Cash and cash equivalents at beginning
 of year                                         6,034        694     1,306
                                              --------   --------   -------

Cash and cash equivalents at end of year      $ 62,483   $  6,034   $   694
                                              ========   ========   =======
(Continued)

                       XYLAN CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Cash Flows, (Continued)

                                                    1996    1995   1994
                                                   ------   ----   ----
Supplemental disclosure of cash flow
 information:

   Cash paid during the year for interest          $   97   $101   $ 18
   Cash paid during the year for income taxes      $  222     --     --
                                                   ======   ====   ====
Supplemental disclosure of noncash
 investing and financing activities:

   Financed capital expenditures                   $   --   $480   $359
   Income tax benefit resulting from
    exercise of employee stock options             $9,507     --     --
                                                   ======   ====   ====

See accompanying notes to consolidated financial statements.

                       XYLAN CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    DESCRIPTION OF BUSINESS

    Since its incorporation in July 1993, Xylan Corporation has focused on the development, marketing and sale of dedicated, high-bandwidth switching systems that easily integrate with and enhance the performance of customers' existing LANs, as well as facilitate migration to new networking technologies.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Xylan Corporation and its wholly and majority-owned subsidiaries (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. The minority interest is not considered material.

    CASH EQUIVALENTS

    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

    INVESTMENT SECURITIES

    The Company's investments consist of corporate and municipal debt, U.S. Treasuries and Federal Government Agency debt. The Company accounts for its investments in accordance with Statement of Financial Accounting Standards
    (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments to be classified based on management's intent in one of three categories: held-to-maturity securities, available-for-sale securities and trading securities. The Company has the positive intent and ability to hold its investments to maturity and, accordingly, classifies both long-term and short-term investments at amortized cost.

    INVENTORIES

    Inventories, consisting principally of component parts, are stated at the lower of cost or market being determined using the first-in, first-out method. Inventories are shown net of valuation reserves of $458,000 and $132,000 at December 31, 1996 and 1995, respectively.

    NOTE RECEIVABLE

    The Company accounts for its note receivable in accordance with the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosure." Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. The note receivable is recorded at cost.

                       XYLAN CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


   LONG-LIVED ASSETS

   The Company adopted the provisions SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed
   Of," on January 1, 1996. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations or liquidity.

   FINANCIAL INSTRUMENTS

   The estimated fair values of cash and cash equivalents, accounts receivable, note receivable, capital lease obligations, accounts payable and accrued expenses, deferred revenue and income taxes payable approximate their carrying values due to the short-term maturity of these instruments or because the stated interest rates are indicative of market interest rates.

   The fair values of short-term and long-term investment securities are based on quoted market prices at the reporting date for those investments. The carrying values of investments are described in note 3.

   REVENUE RECOGNITION

   The Company generally recognizes product revenue at the time of shipment, unless the Company has future obligations for installation or has to obtain customer acceptance in which case revenue is deferred until earned. Revenue from service obligations is deferred and recognized on a straight-line basis over the contractual period. Amounts billed in excess of revenue recognized are included as deferred revenue in the accompanying consolidated balance sheets. Allowances for sales returns are established based upon historical experience and management's estimates as shipments are made.

   WARRANTY AND TECHNICAL SUPPORT OBLIGATIONS

   The Company accrues the estimated costs to fulfill customer warranty and technical support obligations upon the recognition of the related revenue. The Company accrued $1,535,000 and $446,000 for these obligations at December 31, 1996 and 1995, respectively, and such amounts are included in accounts payable and accrued expenses on the accompanying consolidated balance sheets.

   DEPRECIATION AND AMORTIZATION

   Depreciation of property and equipment is calculated on the straight-line method over estimated useful lives ranging from three to five years, or in the case of capital lease assets over the shorter of the lease term or the estimated useful life of the asset.

   RESEARCH AND DEVELOPMENT COSTS

   The Company charges all research and development costs to expense as incurred.

                       XYLAN CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

   INCOME TAXES

   The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   COMPUTATION OF NET INCOME (LOSS) PER SHARE

   Net income (loss) per share has been computed using the weighted average number of common and common equivalent shares outstanding using the treasury stock method, as adjusted for the common stock split described in note 8 for all periods presented. All stock options, warrants and convertible preferred stock issued prior to 1995 are excluded from the computation of weighted average common share equivalents for the years ended 1995 and 1994, as their inclusion would be antidilutive. The difference between fully diluted and primary net income (loss) per share is immaterial for all periods presented. The shares used in the net income (loss) per share calculation for the years ended December 31, 1996, 1995 and 1994 are summarized as follows (in thousands):

                                                    1996     1995     1994
                                                   ------   ------   ------

        Weighted average common stock
         outstanding                               40,834   10,320   10,278

        Weighted average common stock
         equivalents                                5,547   10,831   10,831
                                                   ------   ------   ------
        Shares used in net income (loss) per
         share calculation                         46,381   21,151   21,109
                                                   ======   ======   ======

   Pursuant to the requirements of the Securities and Exchange Commission, common stock, stock options, warrants and convertible preferred stock issued by the Company during the twelve months immediately preceding the Company's initial public offering have been included in the calculation of the weighted average common and common shares outstanding for all periods presented using the treasury stock method based on the initial public offering price. Accordingly, for the years ended December 31, 1995 and 1994, weighted average common shares outstanding includes 253,160 shares of common stock issued during fiscal 1995, and weighted average common stock equivalents includes 3,977,236 common share equivalent shares for options issued during fiscal 1995, 6,178,746 common stock equivalents shares from the issuance of convertible preferred stock during fiscal 1995 and 674,182 common stock equivalent shares for options issued from January 1, 1996 to March 4, 1996.

   ACCOUNTING FOR STOCK OPTIONS

   Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in

                       XYLAN CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

    SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

    USE OF ESTIMATES

    Company management has made a number of estimates and assumptions relating to the reporting of assets and liabilities in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

    RECLASSIFICATIONS

    Certain amounts in the prior period financial statements have been reclassified to conform with current period presentation.

(2) PROPERTY AND EQUIPMENT

    Property and equipment, stated at cost, at December 31, 1996 and 1995 are summarized as follows:

                                                        1996    1995
                                                      -------  ------
                                                       (In thousands)
        Furniture and fixtures                        $ 1,825  $  253
        Manufacture and test equipment                  4,870   1,323
        Computer equipment and purchased software      13,636   4,301
        Leasehold improvements                            966     247
                                                      -------  ------
                                                       21,297   6,124
        Less accumulated depreciation and
         amortization                                   4,632   1,051
                                                      -------  ------
             Net property and equipment               $16,665  $5,073
                                                      =======  ======

   Assets acquired through capitalized leases, which are included in property and equipment, aggregated $1,176,000 at December 31, 1996 and 1995. Accumulated depreciation related to these assets aggregated $654,000 and $304,000 at December 31, 1996 and 1995, respectively.

                       XYLAN CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


(3) INVESTMENT SECURITIES

    The Company's held-to-maturity investments at December 31, 1996 consist of corporate and municipal debt, U.S. Treasuries and Federal Government Agency debt and are summarized as follows:

                                                         AMORTIZED COST
                                                         --------------

                Corporate debt                             $32,821
                Municipal debt                               2,235
                U.S. Treasuries                              7,910
                Federal Government Agency debt              35,317
                                                           -------
                                                            78,283
                Due within one year                         50,498
                                                           -------
                Due after one year through three years     $27,785
                                                           =======

    The Company has the positive intent and ability to hold its investments to maturity and, accordingly, classifies both long-term and short-term investments at amortized cost. At December 31, 1996, total net unrealized holding gains and losses were immaterial.

(4) NOTE RECEIVABLE

    During 1996, the Company agreed to loan up to $10 million to a contract manufacturer that the Company has subcontracted component procurement, kitting and printed circuit board assembly. The Company entered into the agreement to assist the contract manufacturer in meeting the Company's increasing production requirements. The Company purchases a majority of its inventory components from this contract manufacturer. The loan is non-interest bearing, does not have a defined due date and is secured by raw materials and electronic components purchased by the contract manufacturer. At December 31, 1996, the note had an outstanding balance of $6 million and is classified as a noncurrent asset on the accompanying consolidated balance sheet.

(5) NOTE PAYABLE

    The Company has a revolving line of credit agreement providing for borrowings up to the lesser of $6,000,000 or 80% of eligible accounts receivable, as defined. Interest is payable monthly at the bank's prime rate (8.25% at December 31, 1996 and 1995) plus 0.5% and expires January 30, 1998. The Company had available borrowings of $6,000,000 at December 31, 1996.

    As of December 31, 1996 and 1995, the Company had no outstanding borrowings on the aforementioned note payable. Additionally, the note is secured by all Company personal property and contains certain financial covenants and restrictions. As of December 31, 1996, the Company was in compliance with such covenants and restrictions.

                       XYLAN CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

(6) ACCRUED EXPENSES

    Accrued expenses at December 31, 1996 and 1995 consist of the following:

                                                               1996       1995
                                                             -------     ------
                                                                (In thousands)

        Accounts payable                                      $ 9,336     $7,371
        Accrued payroll and related costs                       4,281      1,003
        Accrued warranty                                        1,535        446
        Other accrued expenses                                  2,608        809
                                                              -------     ------
             Total accrued expenses                           $17,760     $9,629
                                                              =======     ======


(7) CAPITAL LEASE OBLIGATIONS

    Capital lease obligations at December 31, 1996 and 1995 are summarized as follows:

                                                   1996    1995
                                                   ----    ----
                                                  (In thousands)
          Capital lease obligations, secured
          by related assets, payable in
          monthly installments including
          interest ranging from 4% to 21%
          through January 1999                     $509    $838

            Less current installments               303     329
                                                   ----    ----
                                                   $206    $509
                                                   ====    ====

    Future minimum capital lease payments at December 31, 1996 are as follows (in thousands):

        Year ending December 31:
                1997                            $330
                1998                             180
                1999                              39
                                                ----
                                                 549
        Less amounts representing interest        40
                                                ----
                                                $509
                                                ====
(8) SHAREHOLDERS' EQUITY

    CONVERTIBLE PREFERRED STOCK


    During 1994, the Company issued 6,666,666 shares of series A convertible preferred stock for cash consideration of $2,000,000 and 7,718,600 shares of series B convertible preferred stock for cash consideration of $6,174,880.

    During 1995, the Company issued 3,964,244 shares of series C convertible preferred stock for cash consideration of $10,000,004, 1,262,120 shares of series D convertible preferred stock for cash

                       XYLAN CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

   consideration of $5,048,480 and 952,382 shares of series E convertible preferred stock for cash consideration of $5,000,006. Legal expenses of approximately $34,000 were netted against the proceeds of the 1995 convertible preferred stock issuances.

   Upon the effectiveness of the Company's initial public offering in March 1996, all of the Company's 25,698,676 outstanding shares of convertible preferred stock which had certain liquidation preferences, voting rights, and cumulative dividend provisions were converted into the same number of shares of common stock upon the effectiveness of the Company's initial public offering.

   PREFERRED STOCK

   During January 1996, the Board of Directors authorized 5,000,000 shares of undesignated preferred stock.

   COMMON STOCK

   During 1994, the Company issued 61,134 shares of common stock for cash consideration of $5,268 and 19,132 shares of common stock for services with a fair value of $1,148.

   During 1995, the Company issued 68,080 shares of common stock to a director for promissory notes of $25,530. Such notes were repaid subsequent to December 31, 1995. The Company determined subsequent to the grant of such stock, based in part on an independent appraisal of the common stock as of September 30, 1995, to record for financial statement reporting purposes compensation expense of $5,050 for the difference between the grant price and the deemed fair market value. Additionally during 1995, the Company issued 167,080 shares of common stock for services with a fair value of $77,161.

   During January 1996, the Board of Directors approved a two-for-one stock split of the Company's capital stock. Accordingly, all references to the number of shares authorized, issued and outstanding and per share information for all periods presented have been adjusted to give effect to the aforementioned stock split. The stock split became effective during February 1996. Additionally, the Board of Directors authorized increasing the common stock authorized shares to 200,000,000.

   During March 1996, the Company completed its initial public offering of a total of 4,830,000 shares of common stock, of which 3,680,000 shares were sold by the Company and 1,150,000 shares were sold by selling shareholders. Aggregate net proceeds to the Company were $87.4 million.

   During May 1996, the Company completed a secondary public offering of 4,600,000 shares of common stock, of which 1,000,000 shares were sold by the Company and 3,600,000 shares were sold by selling shareholders. Aggregate net proceeds to the Company were $56.2 million.

   STOCK WARRANTS

   During 1994, the Company granted to an equipment lessor a warrant to purchase 188,076 shares of series A convertible preferred stock of the Company at a price per share of $.325. This warrant was exercisable at grant date and on the effectiveness of the Company's initial public offering was converted into 185,725 shares of common stock.

   During 1995, in connection with the issuance of series D convertible preferred stock, the Company sold warrants, at $0.005 per share, to purchase 315,528 shares of common stock of the Company at an exercise price per share of $3.50, and in connection with the issuance of series E convertible preferred stock, the Company sold warrants, at $0.005 per share, to purchase 238,096 shares of common stock of the Company at a price per share of $4.60. These warrants expired upon the closing of the Company's initial public offering.

   In July 1996, Xylan and IBM entered into an agreement whereby Xylan has committed to grant to IBM warrants to purchase up to a maximum of 2,350,000 shares of Xylan common stock based on the

                       XYLAN CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


    achievement of specific business goals. The exercise price of the warrants will be a 25% premium over the Xylan closing stock price on the day earned. During 1996, the Company recognized $274,000 of expense related to these warrants.

(9) STOCK OPTION PLANS

    1993 STOCK INCENTIVE PLAN

    The Company has a 1993 Stock Incentive Plan (the 1993 Plan). Under the 1993 Plan, 8,000,000 shares of the Company's authorized but unissued common stock are reserved for options or stock purchase grants issuable to officers, employees, consultants and the members of the Board of Directors of the Company.

    The Board of Directors or committees named by the Board of Directors (Plan Administrator) have sole discretion and authority to promulgate, amend and rescind rules and regulations relating to the administration of the 1993 Plan and to select the eligible participants to whom options will be granted or shares sold, the number of shares covered by the option or to be sold, the exercise or purchase price and the form and terms of agreement to be used. Outstanding options under the 1993 Plan vest in varying increments and expire five to ten years after grant or upon earlier termination. Stock options shall be exercisable over the exercise period as determined by the Plan Administrator, not to exceed five years from the date the option is granted in the case of optionees who own at least 10% of the total combined voting power of all classes of stock of the Company.

    The Company determined subsequent to the grant of certain options, based in part on an independent appraisal of the common stock at September 30, 1995, to record for financial statement presentation purposes unearned compensation of $941,000 for the difference between the exercise price and the deemed fair market value. The methods of valuation used by the independent appraiser to determine fair market value (based on an arms-length transaction) were primarily estimates of future cash flows, and also a comparison to similar publicly traded companies, with a discount applied for the lack of a public market for the Company's stock.

    During 1996, the Company recorded additional unearned compensation of $1,395,000, for the difference between the grant price and the deemed fair market value for options issued during the period from January 1, 1996 through March 4, 1996.

    The unearned compensation is recorded as an offset to additional paid-in capital and will be recorded as compensation expense ratably over the related vesting periods. During 1996 and 1995, the Company recorded $499,000 and $54,000 of compensation expense, respectively.

    Additionally under the 1993 Plan, the Company issued 235,160 and 80,266 shares of common stock, respectively, pursuant to stock purchase grants during the years ended December 31, 1995 and 1994.

    In June and July 1996, the Board of Directors approved the repricing of options granted at prices in excess of $50.75 and $34.75, respectively, for all employees excluding executive officers.

    1996 STOCK OPTION PLAN

    During January 1996, the Board of Directors adopted the 1996 Stock Option Plan (the 1996 Plan) which reserves 3,000,000 shares of common stock for issuance under this plan. The 1996 Plan provides for the grant to Company employees of incentive stock options and for the grant of nonstatutory stock options to employees and consultants of the Company. Incentive stock options are granted at 100% of fair market value. Nonstatutory stock options granted to certain of the Company's executive officers must be at fair market value and grants to all other persons must be at least 85% of fair market value at grant date. Outstanding options under the 1996 Plan vest in varying increments and expire five to ten years after grant or upon earlier termination.

                       XYLAN CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

   The Board of Directors or a committee consisting of not less than two Board members (Plan Administrator) have sole discretion and authority to promulgate, amend and rescind rules and regulations relating to the administration of the 1996 Plan and to select the eligible participants to whom options will be granted, the number of shares covered by the option, the exercise price and the form and terms of agreement to be used.

   In June and July 1996, the Board of Directors approved the repricing of options granted at prices in excess of $50.75 and $34.75, respectively, for all employees excluding executive officers.

   1996 STOCK PURCHASE PLAN

   During January 1996, the Board of Directors adopted the 1996 Employee Stock Purchase Plan (the Purchase Plan) which reserves 1,500,000 shares of common stock for issuance under this plan. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee's salary, at a price equal to the lower of 95% of the fair market value of the Company's common stock at the beginning of the offering period or the purchase date. The Purchase Plan expires in 20 years.

   The Board of Directors or committees named by the Board of Directors (Plan Administrator) have sole discretion and authority to promulgate, amend and rescind rules and regulations relating to the administration of the Purchase Plan and to select the eligible participants to whom shares are to be sold, the number of shares to be sold, the purchase price and the form and terms of agreement to be used.

   For the year ended December 31, 1996, the Company recorded $1,023,000 in employee payroll deductions which have been included in accounts payable and accrued expenses on the accompanying consolidated balance sheet. At December 31, 1996, no shares had been issued pursuant to the Purchase Plan.

   1996 DIRECTORS' STOCK OPTION PLAN

   During January 1996, the Board of Directors adopted the 1996 Directors' Stock Option Plan (the Directors' Plan) which reserves 150,000 shares of common stock for issuance related to nonstatutory stock options to nonemployee directors of the Company. Options are exercisable at the fair market value of common stock on the grant date and have a term of ten years.

   The Board of Directors has sole discretion and authority to promulgate, amend and rescind rules and regulations relating to the administration of the Directors' Plan and to select the eligible participants to whom options will be granted, the number of shares covered by the option, the exercise and the form and terms of agreement to be used. At December 31, 1996, no options had been issued pursuant to the Directors' Plan.

                       XYLAN CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


    SUMMARY STOCK OPTION ACTIVITY

    Summary stock option activity during the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                                                 WEIGHTED
                                                NUMBER OF OPTIONS                  AVERAGE
                                      -------------------------------------        EXERCISE
                                       1993 PLAN    1996 PLAN       TOTAL            PRICE
                                      ----------    ---------    ----------        --------
    Balance at December 31, 1993         400,000           --       400,000         $  .06
    Granted                            2,250,000           --     2,250,000            .09
                                      ----------    ---------    ----------        --------
    Balance at December 31, 1994       2,650,000           --     2,650,000            .08
    Granted                            4,719,000           --     4,719,000            .67
    Canceled                            (994,000)          --      (994,000)           .26
                                      ----------    ---------    ----------        --------
    Balance at December 31, 1995       6,375,000           --     6,375,000            .48
    Granted                            2,262,000    1,968,000     4,230,000          35.98
    Exercised                         (1,062,000)          --    (1,062,000)           .33
    Canceled                          (1,238,000)     (37,000)   (1,275,000)         27.19
                                      ----------    ---------    ----------        --------
    Balance at December 31, 1996       6,337,000    1,931,000     8,268,000          14.75
                                      ==========    =========    ==========        ========
    Reserved for future issuance         286,000    1,069,000     1,355,000
                                      ==========    =========    ==========

(10) ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans and warrants. If the Company had elected to recognize compensation cost based on the fair value at the date of grants for award under the plans and warrants (including modified awards), consistent with the method as prescribed by SFAS No. 123, net income (loss) and net income
     (loss) per share would have changed to the pro forma amounts indicated below (in thousands, except per share data):

                                                            1996     1995
                                                          -------  -------

        Net income (loss)                As reported      $15,245  $(9,441)
                                         Pro forma          7,690   (9,562)
                                                          =======  =======

        Net income (loss) per share      As reported      $  0.33  $ (0.45)
                                         Pro forma           0.17    (0.45)
                                                          =======  =======

                       XYLAN CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

   The pro forma disclosure of compensation cost under this pronouncement was based on the Black-Scholes single-option pricing model with the following weighted average assumptions for 1996 and 1995: volatility of 55%, risk-free interest rate of 6.21% and an expected option life of 5.5 years.

   Pro forma net income (loss) reflects only options granted in 1996 and 1995. Therefore the full amount of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to January 1, 1995 is not considered. The disclosure of compensation cost under this pronouncement may not be representative of the effects on net income (loss) for future years.

   The weighted average fair value of options granted in 1996 and 1995 were $35.98 and $0.67, respectively. The following table summarizes information regarding options outstanding and options exercisable at December 31, 1996:

                               OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
-----------------------------------------------------------------     --------------------------------
                                                        WEIGHTED                            WEIGHTED
   RANGE OF       OUTSTANDING AT      REMAINING          AVERAGE       EXERCISABLE           AVERAGE
   EXERCISE        DECEMBER 31,      CONTRACTUAL        EXERCISE       AT DECEMBER          EXERCISE
    PRICES             1996              LIFE             PRICE          31, 1996             PRICE
----------------  --------------     -----------        ---------     --------------        ----------
$ 0.06 -  0.38      3,368,000         8.0 years          $ 0.20           861,000             $ 0.15
  1.00 - 34.75      3,228,000         9.3                 14.82           286,000               3.49
 35.00 - 58.00      1,672,000        12.5                 43.92             5,000              48.87
                    ---------                                           ----------

  0.06 - 58.00      8,268,000         9.4 years           14.75         1,152,000             $ 1.08
                    =========        ==========          ======        ==========             ======

(11) INCOME TAXES

     The components of income tax expense for the year ended December 31, 1996 are summarized as follows (in thousands):


        Current:
         Federal                         $ 7,454
         State                             2,123
                                         -------
              Total current                9,577
                                         -------
        Deferred:
         Federal                            (823)
         State                              (943)
                                         -------
              Total deferred              (1,766)
                                         -------
              Total income taxes         $ 7,811
                                         =======

                       XYLAN CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

   The provision for income taxes, all current, for the years ended December 31, 1995 and 1994 consists solely of the annual minimum California franchise tax of $800. Such amounts are included in general and administrative expense in the accompanying consolidated statements of operations.

                       XYLAN CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


   Total income tax expense differs from expected income tax expense (computed by applying the U.S. Federal corporate tax rate of 35%) for the year ended December 31, 1996 as follows (in thousands):

        Computed U.S. Federal income taxes            $8,070
        Computed state income taxes, net of
         Federal benefit                               1,401
        Benefit from foreign sales corporation          (867)
        Nondeductible travel and entertainment
         expense                                          86
        Federal alternative minimum tax                   71
        Research and experimentation credits            (598)
        Net change in valuation allowance               (443)
        Other                                             91
                                                      ------
             Income tax expense                       $7,811
                                                      ======

   The net change in the valuation allowance for the years ended December 31, 1995 and 1994 was an increase of $4,085,000 and $1,775,000, respectively.

   During the year ended December 31, 1996, the Company realized income tax benefits totaling $7,383,000 and $2,124,000 for Federal and state income tax purposes, respectively, related to stock options. The total income tax benefit related to these deductions is recorded as an addition to additional paid-in capital in the accompanying consolidated balance sheet at December 31, 1996.

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1996 and 1995 are summarized as follows:

                                                       1996    1995
                                                      ------  ------
                                                      (In thousands)
        Deferred tax assets:
         Net operating loss carryforwards             $2,387  $4,796
         Research and development tax credit
          carryforwards                                1,357     630
         Allowances and reserves                       1,394     239
         Accrued expenses                              1,578     305
         Other                                           668      91
                                                    --------  ------
              Total gross deferred tax assets          7,384   6,061

         Less valuation allowance                      5,618   6,061
                                                    --------  ------
              Net deferred tax assets              $   1,766      --
                                                    ========  ======

   In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable

                       XYLAN CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


     income and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $20,000,000 prior to the expiration of the net operating loss carryforwards and research and development tax credit carryforwards in 2010 and 2011, respectively. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company has established a valuation allowance of $5,618,000. The net deferred tax asset of $1,766,000 is included in prepaids and other current assets in the accompanying consolidated balance sheet at December 31, 1996.

     As of December 31, 1996, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $7,700,000, which are available to offset future taxable income, if any, through 2010. Additionally, the Company had research and development tax credit carryforwards for Federal and state income tax purposes of $936,000 and $421,000, respectively, which are available to offset future income taxes, if any, through 2011.

(12) SIGNIFICANT CUSTOMERS, CONCENTRATION OF CREDIT RISK AND EXPORT SALES

     The Company operates in a single industry segment encompassing the design, development, manufacture, marketing and technical support of internetworking products and services.

     SIGNIFICANT CUSTOMERS

     For the years ended December 31, 1996 and 1995, one customer accounted for 13.5% and 17.6% of revenue, respectively. For the year ended December 31, 1996, two other customers accounted for 12.3% and 11.7% of revenue. For the year ended December 31, 1995, two other customers accounted for 17.2% and 10.5% of revenue. For the year ended December 31, 1994, substantially all of the Company's revenue was derived from network integration services, and one customer accounted for 13.8% of revenue.

     CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. The credit risk associated with accounts receivable is mitigated by the Company's credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions.

     One of the Company's major customers in 1996, who accounted for more than 10% of revenue, aggregated 18% of gross accounts receivable at December 31, 1996.

     The Company's three major customers in 1995, each of whom accounted for more than 10% of revenue, aggregated 22%, 21% and 9%, respectively, of accounts receivable at December 31, 1995.

     REVENUES BY GEOGRAPHIC AREA

     Revenues by geographic area for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                 1996      1995    1994
                                -------  -------   ----
                                     (IN THOUSANDS)

        Revenue:
         North America          $62,767  $15,267   $443
         Asia                    48,092    9,780     --
         Europe                  16,359    4,508     --
         Other                    1,238      107     --
                                -------  -------   ----
                               $128,456   29,662    443
                             ==========  =======    ===

                       XYLAN CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


(13) EMPLOYEE BENEFIT PLAN


     In May 1995, the Company adopted a defined contribution 401(k) plan. The plan covers all full-time employees who are at least 21 years of age and have completed one year of service. Participants may contribute 1% to 12% of their pretax compensation. The plan permits the Company to make matching contributions up to 25% of the participant's contribution and vest over five years. The Company's matching contribution for 1996 and 1995 was $265,000 and $60,000, respectively.

(14) COMMITMENTS AND CONTINGENCIES

     The Company is obligated under noncancelable operating lease agreements for equipment and facilities expiring on various dates through 2002. Rental expense for the years ended December 31, 1996, 1995 and 1994 aggregated $1,482,000, $718,000 and $93,000, respectively.

     Future annual minimum rental commitments under noncancelable operating leases at December 31, 1996 are as follows (in thousands):

        Year ending December 31:
         1997                            $1,810
         1998                             1,302
         1999                               917
         2000                               736
         2001                               708
         Thereafter                         510
                                         ------
                                         $5,983
                                         ======


     During 1995, a suit alleging misappropriation of trade secrets, patent infringement and improper hiring of employees was brought against the Company by Ascom Timeplex Inc. in the U.S. District Court for the Central District of California in Los Angeles, California. During 1996, the Company and Ascom Timeplex Inc. settled the suit by signing a binding memorandum of understanding that dismissed all of Ascom Timeplex Inc.'s charges against the Company and certain named Xylan employees. The settlement included a royalty free license to Ascom Timeplex Inc. of certain technology embodied in the Company's products as of the settlement date.

     The Company is also involved in various other investigations, lawsuits and claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

     In July 1996, the Company guaranteed up to $5,000,000 of its contract manufacturer's debt for raw material and electronic components purchases, in addition to the note agreement as disclosed in note 4.

(15) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data for 1996 and 1995 is as follows:

                                                           Three months ended
                                        ------------------------------------------------------
                                        December 31   September 30     June 30      March 31
                                        -----------   -------------   ---------    -----------
                                                 (In thousands, except per share data)
        1996:
          Revenue..................     $ 41,452       $ 35,425      $ 28,187      $ 23,392
          Gross profit.............       23,574         19,521        14,962        12,569
          Operating income.........        6,217          5,655         3,358         2,586
          Net income...............        5,031          4,630         2,901         2,683
          Net income per share.....         0.11           0.10          0.06          0.06

        1995:
          Revenue..................       15,522          8,240         4,503         1,397
          Gross profit.............        8,110          3,854         1,844           436
          Operating income (loss)..          451         (3,181)       (3,743)       (3,041)
          Net income (loss)........          437         (3,195)       (3,713)       (2,970)
          Net income (loss) per
            share..................     $   0.01       $  (0.15)     $  (0.18)     $  (0.14)


                         Independent Auditors' Report

The Board of Directors and Shareholders
Xylan Corporation:

Under date of January 31, 1997, we reported on the consolidated balance sheets of Xylan Corporation and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule is the responsability of the Company's management. Our responsablilty is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                        /s/ KPMG Peat Marwick LLP

Los Angeles, California
January 31, 1997

                               XYLAN CORPORATION
                                  Schedule II
                       Valuation and Qualifying Accounts


                                        Balance at                                                         Balance at
                                         Beginning              Charged to                                     End
                                          of Year                 Expense               Deductions           of Year
                                     ----------------        ----------------        ----------------     ----------------
Year ended December 31, 1996:
  Allowance for doubtful accouts          $376,644              $ 35,056                 $141,700           $270,000
  Allowance for excess and obsolete
    inventory                              132,400               355,423                   29,480            458,343

Year ended December 31, 1995:
  Allowance for doubtful accounts             -                  376,644                     -               376,644
  Allowance for excess and obsolete
    inventory                                 -                 $132,400                     -              $132,400

There were no valuation and qualifying accounts for the year ended December 31, 1994.

                               INDEX TO EXHIBITS

Exhibit
Number  Description
------  -----------

10.19 Amendment to Manufacturing and Purchase Agreement between Xylan and Victron, Inc. Dated as of December 30, 1996. (1)

10.20 Dale Bartos Employment Agreement dated as of January 4, 1997.(1)

11.1  Statement Regarding Computation of Net Income (Loss) Per Share.(1)

23.1  Consent of KPMG Peat Marwick LLP.(1)

24.1  Power of Attorney (see page 11-5).(1)

27    Financial Data Schedule.(1)

(1) Filed herewith.