Form 10-Q
period 1997-03-31
XYLAN CORP
filed 1997-05-15
CIK 914698

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                           ______________________

                                 FORM  10-Q

(Mark One)
     [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997

                                     OR

      [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM __________ TO __________

                       COMMISSION FILE NUMBER 0-27764

                       ______________________________

                              XYLAN CORPORATION
           (Exact name of registrant as specified in its charter)

                California                            95-4433911
     ---------------------------------           -----------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares outstanding of the registrant's Common Stock as of March 31, 1997, was 42,277,102.

                              XYLAN CORPORATION
                        QUARTERLY REPORT ON FORM 10-Q
                     FOR THE PERIOD ENDED MARCH 31, 1997

                                    INDEX

                                                                            Page
                                                                            ----
PART I  Financial Information

Item 1.  Financial Statements:

           Condensed Consolidated Balance Sheets - March 31,
             1997 and December 31, 1996                                       3

           Condensed Consolidated Income Statements --
             Three Months Ended March 31, 1997, December 31,
               1996 and March 31, 1996                                        4

           Condensed Consolidated Statements of Cash Flows --
             Three Months Ended March 31, 1997, December 31,
               1996 and March 31, 1996                                        5

            Notes to Condensed Consolidated Financial
              Statements                                                      6


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                9

Item 3.  Quantitative and Qualitative Disclosures About
           Market Risks                                                     N/A

PART II  Other Information

Item 1.  Legal Proceedings                                                   22

Item 2.  Changes in Securities                                               22

Item 3.  Defaults in Senior Securities                                       22

Item 4.  Submission of Matters to a Vote of Security Holders                 22

Item 5.  Other Information                                                   22

Item 6.  Exhibits and Reports on Form 8-K                                    22

         Signature                                                           24

         Exhibit Index                                                       25

                       PART I  --  FINANCIAL INFORMATION


ITEM 1.  Financial Statements

XYLAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands)


                                                           March 31,         December 31,
                                                              1997               1996
                                                          -----------        ------------
                    ASSETS                                (Unaudited)
Current assets:
 Cash and cash equivalents                                    $ 45,630        $ 62,483
 Short-term investments                                         56,721          50,498
 Accounts receivable, net                                       37,020          26,956
 Inventories                                                     8,299          11,578
 Prepaid expenses and other current assets                       4,614           4,013
                                                              --------        --------
          Total current assets                                 152,284         155,528

Investments                                                     41,263          27,785
Note receivable                                                  6,000           6,000
Property and equipment, net                                     17,426          16,665
Other assets                                                     3,355           1,273
                                                              --------        --------
       Total assets                                           $220,328        $207,251
                                                              ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                        $ 20,691        $ 17,760
 Current installments of capital lease obligations                 278             303
 Deferred revenue                                                3,595           2,838
 Income taxes payable                                            1,253              12
                                                              --------        --------
          Total current liabilities                             25,817          20,913

Capital lease obligations, less current installments               145             206
Deferred revenue                                                   581             494
                                                              --------        --------
          Total liabilities                                     26,543          21,613
                                                              --------        --------
Shareholders' equity:
 Common stock and additional paid-in capital                   186,718         184,439
 Retained earnings                                               7,067           1,199
                                                              --------        --------
          Shareholders' equity                                 193,785         185,638
                                                              --------        --------
Total shareholders' equity                                    $220,328        $207,251
                                                              ========        ========

  The accompanying notes are an integral part of these financial statements.

                               XYLAN CORPORATION
                   CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)
                     (in thousands, except per share data)


                                              Three Months Ended
                                    ----------------------------------------
                                    March 31,     December 31,     March 31,
                                      1997            1996           1996
                                    --------      ------------     ---------
Revenue                              $48,008         $41,452        $23,392
Cost of revenue                       20,663          17,878         10,823
                                     -------         -------        -------
      Gross profit                    27,345          23,574         12,569
                                     -------         -------        -------
Operating expenses:
   Research and development            5,506           4,890          3,194
   Sales and marketing                12,621          11,157          5,800
   General and administrative          1,577           1,310            989
                                     -------         -------        -------
Total operating expenses              19,704          17,357          9,983
                                     -------         -------        -------
      Operating income                 7,641           6,217          2,586
Interest income, net                   1,828           1,881            177
                                     -------         -------        -------
Income before income taxes             9,469           8,098          2,763
Income tax expense                     3,601           3,067             80
                                     -------         -------        -------
      Net income                     $ 5,868         $ 5,031        $ 2,683
                                     =======         =======        =======
Net income per share                    $.13            $.11           $.06
                                     =======         =======        =======
Weighted average common and common
  equivalent shares outstanding       46,594          47,286         43,957
                                     =======         =======        =======

  The accompanying notes are an integral part of these financial statements.

                               XYLAN CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                         Three Months Ended
                                                                   March 31,  December 31,  March 31,
                                                                     1997        1996         1996
                                                                   ---------  ------------  ---------
Cash flows from operating activities:
Net income.....................................................    $  5,868      $ 5,031    $  2,683
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization..............................       1,540        1,298         524
    Deferred income taxes......................................          --       (1,794)         --
    Expense related to warrants................................         190          174          --
    Unearned compensation amortization.........................         114          114         157
    Change in:
      Accounts receivable......................................     (10,064)      (3,256)     (6,589)
      Inventories..............................................       3,279         (804)     (2,518)
      Prepaid expenses and other current assets................        (601)        (219)     (1,057)
      Other assets.............................................      (2,081)          (2)         48
      Accounts payable and accrued expenses....................       2,931        5,484       4,403
      Deferred revenue.........................................         844         (696)        388
      Income taxes payable.....................................       1,841        4,843          --
                                                                   --------      -------    --------
        Net cash provided by (used in) operating activities....       3,861       10,173      (1,961)
                                                                   --------      -------    --------
Cash flows from investing activities:
    Purchases of property and equipment........................      (2,302)      (5,222)     (2,765)
    Sales (purchases) of investments...........................     (19,701)       2,929     (32,495)
                                                                   --------      -------    --------
        Net cash used in investing activities..................     (22,003)      (2,293)    (35,260)
                                                                   --------      -------    --------
Cash flows from financing activities:
    Proceeds from issuances of common stock....................       1,375           55      87,446
    Principal payments under capital lease obligations.........         (86)         (86)        (79)
                                                                   --------      -------    --------
        Net cash provided by (used in) financing activities....       1,289          (31)     87,367
                                                                   --------      -------    --------
          Net increase (decrease) in cash and cash equivalents.     (16,853)       7,849      50,146
Cash and cash equivalents at beginning of period...............      62,483       54,634       6,034
                                                                   --------      -------    --------
Cash and cash equivalents at end of period.....................    $ 45,630      $62,483    $ 56,180
                                                                   ========      =======    ========
    Supplemental disclosure of cash flow information:
        Cash paid during the period for interest...............    $     11      $    13    $     58
        Cash paid during the period for taxes..................    $    735      $   228    $     --
                                                                   ========      =======    ========
    Supplemental disclosure of noncash investing and
      financing activities:
        Income tax benefit resulting from exercise of
          employee stock options...............................    $    600      $ 4,843    $     --
                                                                   ========      =======    ========

  The accompanying notes are an integral part of these financial statements.

                               XYLAN CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

NOTE 1.   Basis Of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the three month period ending March 31, 1997 are not necessarily indicative of results which may be achieved for the full fiscal year or for any future period. The unaudited consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto contained in Xylan Corporation's ("Xylan" or the "Company") Form 10-K.

NOTE 2.   Investments

        Investments at March 31, 1997 and December 31, 1996 consist of corporate and government debt securities. In accordance with the provisions of Statement of Financial Accounting Standards Board No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies its investments as held to maturity securities. The market value of these securities at March 31, 1997, approximated cost.


NOTE 3.   Inventories

        Inventories, primarily component parts, are stated at the lower of cost or market, cost being determined using the first-in, first-out method.


NOTE 4.   Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consist of the following:

                                                    March 31,      December 31,
                                                       1997            1996
                                                   -----------     ------------
                                                   (Unaudited)

Accounts payable................................     $10,488        $ 9,336
Accrued payroll and related costs...............       4,328          4,281
Accrued warranty................................       2,091          1,535
Other accrued expenses..........................       3,784          2,608
                                                     -------        -------
       Total accounts payable and accrued
          expenses..............................     $20,691        $17,760
                                                     =======        =======

NOTE 5.   Shareholder's Equity

        The Company has a 1993 Stock Incentive Plan (the "1993 Plan"). Under the 1993 Plan, 8,000,000 shares of the Company's authorized but unissued common stock are reserved for options or stock purchase grants. As of March 31, 1997, the Company has issued 1,666,967 shares of common stock under the 1993 Plan and options to purchase 5,886,506 shares of common stock are outstanding. In connection with the grant of stock options, for financial statement presentation purposes, the Company has recorded unearned compensation, net of cancellations, of $2,336,000 representing the difference between the grant price and the deemed fair market value. This amount will be recorded as compensation expense ratably over the vesting period for each option. For the quarters ended March 31, 1997, December 31, 1996 and March 31, 1996, the Company recorded $114,000, $114,000 and $157,000 of compensation expense, respectively.

        The Company has a 1996 Stock Option Plan. Under the 1996 Stock Option Plan, 3,000,000 shares of the Company's authorized but unissued common stock are reserved for option grants. As of March 31, 1997 the Company has not issued any shares of common stock under this plan and options to purchase 2,375,369 shares of common stock are outstanding.

        The Company has a 1996 Directors' Stock Option Plan. Under the 1996 Directors' Stock Option Plan, 150,000 shares of the Company's authorized but unissued common stock are reserved for option grants. As of March 31, 1997 the Company has not issued any shares of common stock under this plan and options to purchase 25,000 shares of common stock are outstanding.

        The Company has a 1996 Employee Stock Purchase Plan which reserves 1,500,000 shares of common stock for issuance under the plan. As of March 31, 1997, the Company issued 46,734 shares under this plan.

        In July 1996 the Company and IBM entered into an alliance in the field of campus networking switching products. The Company has committed to grant IBM warrants to purchase up to 2,350,000 shares of Xylan common stock based on the achievement of specific business goals. The exercise price of the warrants will be at a 25% premium over the Xylan closing stock price when earned.


NOTE 6.   Income Taxes

        The Company's provision for income taxes for the three months ended March 31, 1997, December 31, 1996 and March 31, 1996 is based upon the Company's estimate of the effective tax rate for the respective fiscal year. For the quarter ended March 31, 1997 and December 31, 1996, the Company realized an income tax benefit of $600,000 and $4.8 million, respectively, for certain stock option transactions. This benefit is used to reduce taxable income prior to the utilization of net operating loss carryforwards, and results in a decrease in current income taxes payable and an increase in additional paid in capital. Accordingly, for the quarter ended March 31, 1997, the Company recorded an income tax provision equal to approximately 38% of pretax income and reduced the income tax liability by the $600,000 benefit for certain stock option transactions. For the quarter ended December 31, 1996, the Company recorded an income tax provision equal to approximately 38% of pretax income but did not incur an income tax liability due to the $4.8 million benefit for certain stock option transactions. For the quarter ended March 31, 1996, the Company reduced the income tax provision and income tax liability to 3% of pretax income by utilizing net operating loss carryforwards. For the remainder of 1997, the Company expects to record a 38% provision for income taxes, although such percentage may vary depending on several factors, including the assessment of the deferred tax asset realization probability and the international component of the Company's business.

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

NOTE 7.   Computation Of Net Income Per Share

        Net income per share has been computed using the weighted average number of common and common equivalent shares outstanding using the treasury stock method, as adjusted for the two-for-one common stock split, effective as of February 28, 1996, for all periods presented. The difference between fully diluted and primary net income per share is immaterial for all periods presented. Shares used in the net income per share calculation are summarized as follows (in thousands):


                                                  Three Months Ended
                                          ------------------------------------
                                          March 31,   December 31,   March 31,
                                            1997          1996         1996
                                          ---------   ------------   ---------
Weighted average common stock outstanding   42,147       41,892        37,364
Weighted average common stock equivalents    4,447        5,394         6,593
                                            ------       ------        ------
Shares used in net income per share
   calculation                              46,594       47,286        43,957
                                            ======       ======        ======

NOTE 8.   Segment Information

        For the quarter ended March 31, 1997, IBM accounted for 26% of revenue. For the quarter ended December 31, 1996, IBM and Alcatel accounted for 23% and 14.1%, respectively, of revenue. For the quarter ended March 31, 1996, NTT PC Communications, Inc., Hitachi Computer Products and Digital Equipment Corp. accounted for 34.4%, 12.8% and 11.9%, respectively, of revenue.

        Sales to customers outside of North America accounted for approximately 55%, 50% and 67% of the Company's revenue in the quarters ended March 31, 1997, December 31, 1996, and March 31, 1996, respectively. However, these percentages may understate sales of the Company's products to international end users because certain of the Company's U.S.-based OEM partners sell the Company's products abroad.

ITEM 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

        This quarterly report on Form 10-Q may consist of forward looking statements that involve risks and uncertainties. These statements may differ materially from actual future events or results. Readers are referred to the "Factors Affecting Future Results" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations which identify important risk factors that could cause actual results to differ from those contained in the forward looking statements. The Company undertakes no obligation to update the information, including the forward looking Statements, in this Form 10-Q.

Overview

        Xylan is a leading provider of high-bandwidth switching systems that enhance the performance of existing local area networks ("LANs") and facilitate migration to next generation networking technologies such as asynchronous transfer mode ("ATM"). From inception (July 9, 1993) to December 31, 1994, the Company was primarily engaged in product research and development and in the development of systems and operations. The Company began commercial shipments of its initial OmniSwitch products in January 1995. Since then, revenue has increased significantly on a quarterly basis to an aggregate of $128.5 million in fiscal year 1996 from $29.7 million in fiscal year 1995. Revenues increased to $48.0 million in the quarter ended March 31, 1997 from $23.4 million in the quarter ended March 31, 1996. The increase in quarterly revenue reflects substantial growth of the LAN switching market, the continued introduction by the Company of additional features and enhancements to its OmniSwitch product family and the introduction of the PizzaSwitch product in March 1996, all of which expanded the portion of the market addressed by Xylan's products. The increase in quarterly revenue was also the result of continued market acceptance of the Company's LAN switching products, and investment in sales and marketing efforts, including significant expansion of the Company's domestic and international product distribution network. The Company markets its products worldwide through OEM partners, system integrators and its own sales force and first achieved profitability in the fourth quarter of 1995. As of March 31, 1997, the Company had retained earnings of $7.1 million.

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

Results Of Operations

Revenue

        Revenue for the quarter ended March 31, 1997 was $48.0 million compared to $41.5 million for the quarter ended December 31, 1996, an increase of 16%. Revenue for the quarter ended March 31, 1996 was $23.4 million. Comparing revenue for the quarter ended March 31, 1997 to the quarter ended March 31, 1996, revenue increased 105%. The increases in revenue were due to a number of factors, including, substantial growth of the LAN switching market, the integration of a new ATM switch, called X-Cell, into the OmniSwitch during the quarter ended March 31, 1997, continued introduction by the Company of additional features and functions to its OmniSwitch product family, the introduction of the PizzaSwitch product family, market acceptance of the Company's LAN switching products, the addition of IBM in July 1996 and the Company's investment in sales and marketing efforts. The relative contribution of most of these factors cannot be quantified, and future changes in an individual factor therefore cannot be used to predict future revenue growth. While the Company has achieved quarter-to-quarter revenue growth in previous quarters, the Company does not expect to sustain this rate of sequential quarterly revenue growth in future periods. Under an agreement with IBM and the Company, IBM has the right to manufacture certain Company products after a specified period of time and pay a royalty to Xylan. As of March 31, 1997, no royalties have been earned by the Company. Product revenue could be adversely impacted if IBM elects to manufacture the Company's products.

        The Company markets its products worldwide through OEM partners, system integrators and a direct sales force. The following table sets forth the Company's revenue by sales channel and geographic region as a percentage of total revenue for the three months ended March 31, 1997, December 31, 1996 and March 31, 1996:

                                     Three months ended
                               ----------------------------------
                               March 31,    Dec. 31,    March 31,
                                 1997         1996        1996
                               ---------    --------    ---------
Channel:
    OEM partners                   43%         48%          42%
    System Integrators             38%         35%          56%
    Direct Sales(1)                19%         17%           2%
                                   ==          ==           ==
Region(2):
    North America                  45%         50%          33%
    International                  55%         50%          67%
                                   ==          ==           ==


________

(1)  Direct sales also include sales to the government and carriers.
(2) These percentages may understate sales of the Company's products to international end users because certain of the Company's U.S.-based OEM partners sell the Company's products abroad.

        For the quarter ended March 31, 1997, IBM, accounted for 26% of revenue. For the quarter ended December 31, 1996, IBM and Alcatel accounted for 23% and 14.1%, respectively, of revenue. For the quarter ended March 31, 1996, NTT PC Communications, Inc., Hitachi Computer Products and Digital Equipment Corp. accounted for 34.4%, 12.8% and 11.9%, respectively, of revenue.

Gross Profit

        Gross margins were approximately 57.0%, 56.9% and 53.7% for the quarters ended March 31, 1997, December 31, 1996 and March 31, 1996, respectively. The Company's gross margins in the future will be affected by a number of factors, including competitive market pricing and discount levels, product mix, manufacturing volumes and fluctuations in component costs. After initial product introduction, the Company's strategy is to seek to reduce component costs, particularly by integrating newly developed ASICs into such products. In addition, the timing and execution of new product introductions and ASICs may impact gross margins and result in excess or obsolete inventories. The Company's gross margins may also fluctuate due to the mix of distribution channels employed. The Company expects to realize higher gross margins on direct sales than on sales through its OEM partners and system integrators. The Company has entered into an agreement with IBM and may in the future enter into additional OEM agreements, which could adversely affect its gross margins.

Research And Development Expenses

        Research and development expenses were $5.5 million, $4.9 million and $3.2 million for the quarters ended March 31, 1997, December 31, 1996 and March 31, 1996, respectively. This represents an increase of 72% from the first quarter of 1996 to the first quarter of 1997 and an increase of 12% from the fourth quarter of 1996 to the first quarter of 1997. These increases from spending were primarily due to the hiring of additional engineers and an increase in prototype material costs for new product development. As a percentage of revenue, research and development expenses were 12%, 12% and 14% for the quarters ended March 31, 1997, December 31, 1996 and March 31, 1996, respectively. The decline of research and development expenses as a percent of revenue from March 31, 1996 to March 31, 1997 was due to the increases in revenue.

        The market for the Company's products is characterized by frequent new product introductions and rapidly changing technology and industry standards, any of which can impact Xylan's existing product offerings. As a result, the Company's success will depend to a substantial degree upon its ability to develop and introduce in a timely fashion new products and enhancements to its existing products that meet changing customer requirements and emerging industry standards. Accordingly, the Company expects to continue to make substantial investments in research and development and anticipates that research and development spending will continue to increase throughout 1997. To date, the Company has not capitalized any development costs and does not anticipate capitalizing any such costs in the foreseeable future.

Sales And Marketing Expenses

        Sales and marketing expenses were $12.6 million, $11.2 million and $5.8 million for the quarters ended March 31, 1997, December 31, 1996 and March 31, 1996, respectively. This represents an increase of 117% from the first quarter of 1996 to the first quarter of 1997, and an increase of 13% from the fourth quarter of 1996 to the first quarter of 1997. These increases were primarily due to expenses related to the addition of direct sales personnel throughout the United States, Europe and Asia, increased commission expenses resulting from higher revenues, and advertising and promotional campaigns in support of the Company's direct sales and system integrator channels. From December 31, 1996 to March 31, 1997, the number of sales and marketing personnel increased by approximately 16%. As the Company continues to expand its direct sales force, adding personnel and offices worldwide, and to introduce new products and enhancements to its existing products, it expects that sales and marketing expenses will continue to increase in 1997 in absolute dollars.

        As a percentage of revenue, sales and marketing expenses were 26%, 27% and 25% for the quarters ended March 31, 1997, December 31, 1996 and March 31, 1996, respectively.

General And Administrative Expenses

        General and administrative expenses were $1.6 million, $1.3 million and $1.0 million for the quarters ended March 31, 1997, December 31, 1996 and March 31, 1996, respectively. As a percentage of revenue, general and administrative expenses were 3%, 3% and 4% for the quarters ended March 31, 1997, December 31, 1996 and March 31, 1996, respectively. As the Company continues to expand its direct sales force, add personnel and offices worldwide, and introduce new products and enhancements to its existing products, it expects that general and administrative expenses will continue to increase in 1997 in absolute dollars.

Interest Income

        Interest income, net, was $1.8 million, $1.9 million and $177,000, for the quarters ended March 31, 1997, December 31, 1996 and March 31, 1996, respectively. The increases from the first quarter of 1996 is primarily the result of interest income earned on the net proceeds of $87.4 million and $56.2 million from the Company's initial public offering in March, 1996 and the Company's secondary public offering in May, 1996, respectively.

Provision For Income Taxes

        The Company's provision for income taxes for the three months ended March 31, 1997, December 31, 1996 and March 31, 1996 is based upon the Company's estimate of the effective tax rate for the respective fiscal year. For the quarter ended March 31, 1997 and December 31, 1996, the Company realized an income tax benefit of $600,000 and $4.8 million, respectively, for certain stock option transactions. This benefit is used to reduce taxable income prior to the utilization of net operating loss carryforwards, and results in a decrease in current income taxes payable and an increase in additional paid in capital. Accordingly, for the quarter ended March 31, 1997, the Company recorded an income tax provision equal to approximately 38% of pretax income and reduced the income tax liability by the $600,000 benefit for certain stock option transactions. For the quarter ended December 31, 1996, the Company recorded an income tax provision equal to approximately 38% of pretax income but did not incur an income tax liability due to the $4.8 million benefit for certain stock option transactions. For the quarter ended March 31, 1996, the Company reduced the income tax provision and income tax liability to 3% of pretax income by utilizing net operating loss carryforwards. For the remainder of 1997, the Company expects to record a 38% provision for income taxes, although such percentage may vary depending on several factors, including the assessment of the deferred tax asset realization probability and the international component of the Company's business.

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


Liquidity And Capital Resources

        The Company's principal source of liquidity as of March 31, 1997, consisted of $45.6 million in cash and cash equivalents, $56.7 million in short-term investments and a $6.0 million bank credit facility. The Company believes that existing cash and investment balances and cash flow expected to be generated from future operations, will be sufficient to meet the Company's requirements for at least the next twelve months.

        For the three months ended March 31, 1997, December 31, 1996 and March 31, 1996 cash provided by (utilized in) operating activities was $3.9 million, $10.2 million and ($2.0 million), respectively. The increase in cash provided by operations is primarily the result of the increase in net income partially offset by increased working capital necessary to fund the significantly expanded operations and the resulting inventories and accounts receivable.

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

Factors Affecting Future Results

        Limited Operating History; Recent Profitability; Uncertain Future Profitability. The Company was organized in July 1993 and began shipping its first LAN switching products in volume in the first quarter of 1995. The Company's initial products offered limited interfaces and, in September 1995, the Company began offering LAN switching products. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company has experienced substantial revenue growth since January 1995, and first achieved profitability in the fourth quarter of 1995. Due to the Company's limited operating history, there can be no assurance of revenue growth and profitability on a quarterly or annual basis in the future. While the Company achieved significant quarter-to-quarter revenue growth since it introduced its products in 1995, there can be no assurance that the Company will be able to sustain the same rate of sequential quarterly revenue growth in future periods. In fiscal 1997, the Company intends to increase significantly its investments in research and development, sales and marketing and related infrastructure. Any such increases will be highly dependent on factors including the continued growth of the Company's revenue and the rate thereof, success in hiring the appropriate personnel and market acceptance of the Company's products. Due to the anticipated increases in the Company's operating expenses, the Company's operating results will be adversely affected if revenue does not increase. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in rapidly evolving markets. To address these risks, the Company must, among other things, successfully increase the scope of its operations, respond to competitive developments, continue to attract, retain and motivate qualified personnel and continue to commercialize products incorporating advanced technologies. There can be no assurance that the Company will be successful in addressing such risks.

        Fluctuations In Operating Results. The Company's revenue and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including (i) the timing and amount of significant orders from the Company's OEM partners and system integrators, (ii) the Company's success in developing, introducing and shipping product enhancements, ASICs and new products, (iii) the ability to obtain sufficient supplies of sole or limited source components for the Company's products, (iv) the ability to attain and maintain production volumes and quality levels for its products (including ASICs), (v) the mix of distribution channels and products, (vi) new product introductions by the Company's competitors, (vii) pricing actions by the Company or its competitors, (viii) changes in material costs (ix) mix of products manufactured or purchased by IBM and (x) general economic conditions. See "-Dependence on OEM Partners and System Integrators; IBM; Customer Concentration," "-Dependence on Sole and Limited Source Suppliers and Availability of Components," "-Substantial Increase in Manufacturing Operations; Dependence on Contract Manufacturing," "-Competition," "-Rapid Technological Change; New Products and Evolving Markets," "-Uncertain Market Acceptance of the Company's Products; Product Concentration" and "-Product Complexity."

        The Company's revenue in any period is highly dependent upon the sales efforts and success of Xylan's OEM partners (including IBM) and system integrators, which are not within the control of the Company. The Company generally realizes a higher gross margin on direct sales than on sales through its OEM partners and system integrators. Accordingly, if the Company's OEM partners and system integrators were to account for an increased portion of the Company's revenue, gross margins would decline. In addition, if IBM elects to manufacture products using technology licensed from the Company, the Company's product revenue and product gross margin will be adversely affected. New products may have different gross margins than existing products. A significant portion of the Company's expenses, such as rent, headcount and lease expenses, are relatively fixed in advance, based in large part on the Company's forecasts of future revenue. If revenues are below expectations in any given period, the adverse effect of a shortfall in revenue on the Company's operating results may be magnified by the Company's inability to adjust spending to compensate for such shortfall. The Company's backlog at the beginning of each quarter typically is not sufficient to achieve expected revenue for that quarter. To achieve its revenue objectives, the Company is dependent upon obtaining orders in a quarter for shipment in that quarter. In addition, due in part to the timing of product release dates, purchase orders and product availability, significant volume shipments of products have occurred and may continue to occur at the end of the Company's fiscal quarter. Failure to ship such products by the end of a quarter may adversely affect the Company's operating results. Furthermore, the Company's agreements with its customers typically provide that they may change delivery schedules and cancel orders within specified timeframes without significant penalty. The Company's industry is characterized by short product life cycles and declining prices of existing products, which requires continual improvement of manufacturing efficiencies and introduction of new products and enhancements to existing products to maintain gross margins. Moreover, in response to competitive pressures or to pursue new product or market opportunities, the Company may take certain pricing or marketing actions that could materially and adversely affect the Company's operating results. For example, a reduction in prices of the Company's products could result in lower revenue, an increase in discounts offered to the Company's OEM partners or system integrators would adversely affect the Company's operating margins, and a substantial targeted marketing campaign could significantly increase marketing expense and result in decreased profitability. As a result of all of the foregoing, there can be no assurance that the Company will be able to achieve or sustain profitability on a quarterly or annual basis. In addition, it is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

        Competition. The market for network switching products is intensely competitive and subject to frequent product introductions with improved price/performance characteristics, significant price reductions, rapid technological change and continued emergence of new industry standards. Many networking companies, including Bay Networks, Inc., Cabletron Systems, Inc., Cisco Systems, Inc., FORE Systems, Inc. and 3Com Corporation, have introduced, or have announced their intention to develop, network switching products that are or will be competitive with the Company's products. In addition, many of the Company's large competitors offer customers a broader product line which provides a more comprehensive networking solution than the Company currently offers. Recent consolidations in the industry have resulted in competitors that may have broader product lines, greater access to capital or greater research and development resources, which could adversely affect the ability of the Company to compete. Xylan expects that other companies will also enter markets in which the Company competes. In addition to competition from providers of network switching products, the Company expects to face competition from other vendors in the networking market who may incorporate switching functionality into their products or provide alternative network solutions. Furthermore, the Company's OEM partners may in the future develop competitive products and may then decide to terminate their relationships with the Company. In addition, certain of the Company's OEMs could sell competitive products using the Company's technology. Many of the Company's current and potential competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed customer base, than the Company. As a result, these competitors may be able to devote greater resources to the development, promotion, sale and support of their products than the Company. In addition, competitors with a larger installed customer base may have a competitive advantage over the Company when selling similar products or alternative networking solutions to such customers. Increased competition could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against either current or potential competitors in the future. See "-Dependence on Proprietary Technology, Intellectual Property Litigation."

        Substantial Increase in Manufacturing Operations; Dependence on Contract Manufacturing. The Company is in the process of substantially increasing its flow of materials, contract manufacturing capacity and internal test and quality functions to respond to customer demand and reduce its order lead times. Any inability or delay in increasing product flow would limit the Company's revenue, could adversely affect the Company's competitive position and could result in late fees or cancellation of orders under agreements with the Company's OEM partners, although these have not occurred to date. During 1996, the Company leased an additional 40,000 square feet of space, a portion of which is being used for manufacturing. Any interruption or delay in the normal flow of production, or defaults or financial insolvency of the contract manufacturer could have a material adverse effect on the Company's business, operating results and financial condition. The Company may also require manufacturing space beyond this additional 40,000 square foot facility. There can be no assurance that such additional space, if required, will be available in a timely manner or on commercially reasonable terms, if at all.

        Xylan's operational strategy relies on outsourcing of manufacturing. The Company currently subcontracts component procurement and assembly of chassis to a single company and printed circuit board assembly to a single company, each of which specialize in the particular services provided. In connection with its operational strategy, the Company is seeking to secure additional sources of supply, including additional contract manufacturers. The Company has experienced in the past, and may in the future experience, problems with its contract manufacturers, such as inferior quality, insufficient quantities and late delivery of product. While such problems have not resulted in any material liabilities from the Company to its customers or end-users to date, there can be no assurance that such problems will not generate material liabilities for the Company or adversely impact the Company's relations with its customers and end-users in the future. During 1996, the Company agreed to loan up to $10 million to its contract manufacturer that performs circuit board assembly. The loan, which assists the contract manufacturer to meet the Company's increasing production requirements, is non-interest bearing, does not have a defined due date and is secured by raw materials and electronic components purchased by the contract manufacturer. At December 31, 1996, the note had an outstanding balance of $6 million. Also, during 1996, the Company guaranteed up to $5 million of such contract manufacturer's debt for raw material and electronic component purchases. Any additional loans or guaranties to the Company's contract manufacturer, or defaults or financial insolvency of the contract manufacturer, could have an adverse effect upon the Company's business, operating results and financial condition. In addition, the Company may in the future experience pricing pressure from its contract manufacturers. To date, the Company has had only limited experience with the use of contract manufacturers. There can be no assurance that the Company will effectively manage its contract manufacturers or that these manufacturers will meet the Company's future requirements for timely delivery of products of sufficient quality and quantity. The Company intends to introduce a number of new products and product enhancements in 1997 and 1998, which will require that the Company rapidly achieve volume production by coordinating its efforts with those of its suppliers and contract manufacturers. Certain of the Company's products in development will require contract manufacturers to adopt or develop advanced manufacturing techniques, which could inhibit volume manufacturing of those products. The inability of Xylan's contract manufacturers to provide it with adequate supplies of high-quality products on-time or the loss of any of the Company's contract manufacturers could cause a delay in Xylan's ability to fulfill orders while the Company identifies a replacement manufacturer and could have a material adverse effect upon the Company's business, operating results and financial condition.

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

        Dependence on OEM Partners and System Integrators; IBM; Customer Concentration. The Company is pursuing a sales and marketing strategy focused on developing three channels of distribution for its products: worldwide OEM partners, system integrators in North America and overseas and direct sales. The Company has established OEM partnerships with leading communications and networking companies, including IBM and Alcatel N.V. ("Alcatel"). In November 1996, the Company entered into an OEM agreement with Samsung Electronics
Company Ltd. ("Samsung") and also signed a licensing agreement with Samsung under which the Company will modify its OmniVision network management software to control Samsung's ATM switches, in addition to Xylan's LAN switches.
Samsung will also be combining Samsung's ATM switching technology, Xylan's LAN switching technology and the new integrated network management system to provide a complete solution to the needs of Samsung's customers.

        In the field of campus network switching products, IBM and Xylan are offering the other company's campus switch products for resale. For the quarter ended March 31, 1997, sales to IBM comprised 26% of the Company's revenue.
There is no assurance that IBM will continue to purchase the Company's products. In addition, the Company has limited information as to the sell-through of its products by IBM. There is no assurance that even if IBM does purchase such products, that IBM will sell such products to its customers. Both companies have the right to manufacture and sell certain of each other's campus switching products in exchange for a royalty. As of March 31, 1997, no royalties have been earned by either company. However, sales by IBM of IBM manufactured campus switch products could have a material adverse effect on the Company's product revenues. In addition, the parties have formed a joint development organization to develop new products using certain of the other company's LAN technology. Any reduction or delay in sales of the Company's products by IBM could have a material adverse effect on the Company's business, financial condition and results of operations.

        Although there is a large number of end-users of Xylan's products, the Company's customer base is highly concentrated and a relatively small number of customers have accounted for a significant portion of the Company's revenue to date. The Company's OEM partners and system integrators account, and are expected to continue to account, for a substantial portion of the Company's net revenue. As a percentage of revenue, aggregate sales to OEM partners and system integrators accounted for 43% and 38%, respectively, for the quarter ended March 31, 1997, and 42% and 56%, respectively, for the quarter ended March 31, 1996. Each of the Company's OEM partners and system integrators can cease marketing the Company's products with limited notice to Xylan and with little or no penalty. In addition, the Company's agreements with its OEM partners and system integrators generally provide for discounts based on expected or actual volumes of products purchased or resold by the reseller in a given period and do not require minimum purchases. Certain of these agreements provide manufacturing rights and access to source code upon the occurrence of specified conditions or defaults.

Certain of the Company's OEM agreements provide for limited exclusivity.
In addition, certain of the Company's OEM partners have and may continue to develop competitive products and, if they do so, they may decide to terminate their relationship with the Company. In addition, many of the Company's resellers offer competitive products manufactured either by third parties or by themselves. Furthermore, certain of the Company's OEM partners and system integrators offer alternative networking solutions, designed by themselves or third parties, or have pre-existing relationships with current or potential competitors of the Company. There can be no assurance that the Company's OEM partners and system integrators will give a high priority to the marketing of the Company's products as compared to competitive products or alternative networking solutions or that Xylan's OEM partners and system integrators will continue to offer the Company's products. In addition, Xylan's OEM partners and system integrators could sell competitive products to the Company's existing customers, which could have a material adverse effect on the Company's business, operating results and financial condition. Any reduction or delay in sales of the Company's products by its OEM partners and system integrators could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will retain its current OEM partners or system integrators or that it will be able to recruit additional or replacement OEM partners or system integrators. The loss of one or more of the Company's OEM partners or system integrators could have a material adverse effect on the Company's business, operating results and financial condition. The Company generally realizes a higher gross margin on direct sales than on sales through its OEM partners and system integrators. Accordingly, if the Company's OEM partners and system integrators were to account for an increased portion of the Company's revenue, its gross margin would decline.

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

        Dependence on Key Personnel and Hiring of Additional Personnel. The Company's success depends to a significant degree upon the continued contributions of its key management, engineering, sales and marketing and manufacturing personnel, many of whom would be difficult to replace. In particular, the Company believes that its future success is highly dependent on Steve Y. Kim, Chairman, President and Chief Executive Officer and John Bailey, Vice President of Product Development. The Company does not have employment contracts with, and does not currently maintain key man life insurance covering, its key personnel. The Company believes its future success will also depend in large part upon its ability to attract and retain highly skilled managerial, engineering, sales and marketing, finance and manufacturing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of the services of any of the key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and sales personnel, could have a material adverse effect on the Company's business, operating results or financial condition. In addition, companies in the networking industry whose employees accept positions with competitive companies frequently claim that their competitors have engaged in unfair hiring practices. Xylan has, from time to time, received such claims from other companies and, although claims to date have not resulted in material litigation other than in connection with Ascom Timeplex, there can be no assurance that the Company will not receive additional claims in the future as it seeks to hire qualified personnel or that such claims will not result in material litigation involving the Company. The Company could incur substantial costs in defending itself against any such claims, regardless of the merits of such claims. To date, the Company has not lost any employees as a result of such claims.

        International Operations. Sales to customers outside of North America accounted for approximately 55% and 67% of the Company's revenue for the quarters ended March 31, 1997 and 1996, respectively. However, these percentages may understate sales of the Company's products to international end users because certain of the Company's U.S.-based OEM partners sell the Company's products abroad. The Company's international sales are conducted primarily through its OEM partners and independent territory-specific system integrators. Failure of the Company's OEM partners and system integrators to effectively market the Company's products internationally or the loss of any of these resellers could have a material adverse effect on the Company's business, operating results and financial condition. A number of additional risks are inherent in international operations. The Company's international sales currently are U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in international markets. International sales may also be limited or disrupted by the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, currency exchange fluctuations, political instability, trade restrictions and changes in tariffs. The Company's operating results could also be adversely affected by seasonality of international sales. These international factors could have a material adverse effect on future sales of the Company's products to international end-users and, consequently, the Company's business, operating results and financial condition.

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

        Anti-Takeover Provisions. Certain provisions of the Company's charter documents, including provisions eliminating the ability of shareholders to take action by written consent and limiting the ability of shareholders to raise matters at a meeting of shareholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of the Company, which could have an adverse effect on the market price of the Company's Common Stock. In addition, effective upon qualification of the Company as a "listed corporation," as defined in Section 301.5(d) of the California Corporations Code (the "California Code"), the Company's charter documents will eliminate cumulative voting and provide that the Company's Board of Directors will be divided into two classes, each of which serves for a staggered two-year term, which may make it more difficult for a third party to gain control of the Company's Board of Directors. The Board of Directors has authority to issue up to 5,000,000 shares of

Preferred Stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares without any further vote or action by the shareholders. In addition, on April 17, 1997, the Company's Board of Directors declared a dividend of one right (a "Right") to purchase 1/1000th of a share of Series A Participating Preferred Stock (the "Series A Preferred") on each share of Common Stock. The Rights will become exercisable only if a person or group acquires 15.0% or more of the Company's Common Stock (in the case of Steve Y. Kim, Yuri Pikover, John L. Walecka or Brentwood Associates VI, L.P., this threshold only applies to shares acquired after April 17, 1997 and if such acquisition is not approved by the Board of Directors) or announces a tender or exchange offer, the consummation of which would result in ownership by a person or a group of 15.0% or more of the Company's Common Stock. Each Right has an exercise price of $75.00 for each 1/1000th of a share of Series A Preferred.


The rights of the holders of the Company's Common Stock will be subject to, and may be adversely affected by, the Rights and the rights of the holders of any Preferred Stock that may be issued in the future. The Rights and any future issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, thereby delaying, deferring or preventing a change in control of the Company. Furthermore, such Preferred Stock may have other rights, including economic rights, senior to the Common Stock, and as a result, the issuance of such Preferred Stock could have a material adverse effect on the market value of the Common Stock.

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

        In October 1996, Steve Kim and Yuri Pikover, executive officers and members of the Board of Directors of the Company, entered into a program of periodic sales of shares of their Xylan Common Stock through a blind trust for the purpose of diversifying their personal holdings. At the beginning of each calendar quarter, Steve Kim and Yuri Pikover will deliver 125,000 and 55,000 shares, respectively, to their blind trust for sale within the quarter. In addition, certain of the venture capital partnerships that invested in the Company have begun to distribute portions of their holdings to their general and limited partners, who in turn have begun to resell such shares on the open market. Any such sales by insiders or distributions by large investors may also have an adverse effect on the market price of the Company's Common Stock. In addition, recent changes in the rules regarding resales of restricted securities pursuant to Rule 144 of the Securities Act of 1933, as amended, may result in a greater number of shares of the Company's Stock becoming available for resale sooner than anticipated, and could have an adverse effect on the market price of the Company's Stock.

                        PART II  --  OTHER INFORMATION

ITEM 1. Legal Proceedings

    None

ITEM 2. Changes In Securities

        On April 17, 1997, the Company's Board of Directors declared a dividend of one right (a "Right") to purchase 1/1000/th/ of a share of Series A Participating Preferred Stock (the "Series A Preferred") on each share of Common Stock. The Rights will become exercisable only if a person or group acquires 15.0% or more of the Company's Common Stock (in the case of Steve Y. Kim, Yuri Pikover, John L. Walecka or Brentwood Associates VI, L.P., this threshold only applies to shares acquired after April 17, 1997 and if such acquisition is not approved by the Board of Directors) or announces a tender or exchange offer, the consummation of which would result in ownership by a person or a group of 15.0% or more of the Company's Common Stock. Each Right has an exercise price of $75.00 for each 1/1000th of a share of Series A Preferred.

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

Exhibit
Number                              Description
-------                             -----------
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

10.14 International Distributor Agreement between the Registrant and Alcatel N.V., dated as of March 13, 1995.(1)

10.15 Product and Technology Agreement between the Registrant and Alcatel N.V. dated as of March 13, 1995.(1)

10.16 Original Equipment Manufacturer Agreement dated as of June 14, 1995 between the Registrant and Hitachi Computer Products (America), Inc.(1)

10.17 Original Equipment Manufacturer Agreement dated as of April 12, 1995 between the Registrant and Digital Equipment Corporation.(1)

10.18+ Manufacturing and Purchase Agreement dated as of March 28, 1996 between the Registrant and Victron, Inc. Incorporated by reference to exhibit
        10.18 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996.

10.19 Amendment to Manufacturing and Purchase Agreement between Xylan and Victron, Inc. dated as of December 30, 1996. (2)

10.20   Dale Bartos Employment Agreement dated as of January 4, 1997.(2)

11.1    Statement of Computation of Earnings Per Share.

27.1    Financial Data Schedule
________
(1) Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1 and Amendments thereto (File No. 333-03623), which became effective on May 29, 1996.

(2) Incorporated by reference to identically numbered exhibits filed in the Company's Annual Report on Form 10-K for the period ended December 31, 1996.

+ The Company has received confidential treatment for certain portions of this exhibit filed with the Commission.


     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by Xylan during the quarter ended March 31, 1997.

                                   SIGNATURE

        Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        XYLAN CORPORATION



                                        By: Dale J. Bartos
                                           -----------------------------
Date:  May 14, 1997                       Dale J. Bartos
                                          Vice President and Chief Financial
                                          Officer
                                          (Principal Financial and Chief
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

10.14 International Distributor Agreement between the Registrant and Alcatel N.V., dated as of March 13, 1995.(1)

10.15 Product and Technology Agreement between the Registrant and Alcatel N.V. dated as of March 13, 1995.(1)

10.16 Original Equipment Manufacturer Agreement dated as of June 14, 1995 between the Registrant and Hitachi Computer Products (America), Inc.(1)

10.17 Original Equipment Manufacturer Agreement dated as of April 12, 1995 between the Registrant and Digital Equipment Corporation.(1)

10.18+ Manufacturing and Purchase Agreement dated as of March 28, 1996 between the Registrant and Victron, Inc. Incorporated by reference to exhibit
        10.18 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996.

10.19 Amendment to Manufacturing and Purchase Agreement between Xylan and Victron, Inc. dated as of December 30, 1996. (2)

10.20   Dale Bartos Employment Agreement dated as of January 4, 1997.(2)

Exhibit
Number                              Description
-------                             -----------
11.1    Statement of Computation of Earnings Per Share.

27.1    Financial Data Schedule.
________
(1) Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1 and Amendments thereto (File No. 333-03623), which became effective on May 29, 1996.

(2) Incorporated by reference to identically numbered exhibits filed in the Company's Annual Report on Form 10-K for the period ended December 31, 1996.

+ The Company has received confidential treatment for certain portions of this exhibit filed with the Commission.