Form 10-Q
period 1997-06-30
XYLAN CORP
filed 1997-08-14
CIK 914698

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             ______________________


                                   FORM 10-Q


(Mark One)

   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

                                      OR

   [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO __________



                         COMMISSION FILE NUMBER 0-27764

                         ______________________________


                               XYLAN CORPORATION
            (Exact name of registrant as specified in its charter)



                 California                        95-4433911
       -------------------------------         -------------------
       (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)         Identification No.)



                            26707 WEST AGOURA ROAD
                          CALABASAS, CALIFORNIA 91302
                   (Address of principal executive offices)
                           TELEPHONE: (818) 880-3500
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares outstanding of the registrant's Common Stock as of June 30, 1997, was 42,480,823.

                               XYLAN CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE PERIOD ENDED JUNE 30, 1997


                                     INDEX


                                                                            PAGE
                                                                            ----
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements:

             Condensed Consolidated Balance Sheets -- June 30,
               1997 and December 31, 1996                                     3

             Condensed Consolidated Income Statements --
               Three Months Ended June 30, 1997, March 31,
               1997 and June 30, 1996                                         4

             Condensed Consolidated Income Statements --
               Six Months Ended June 30, 1997 and 1996                        5

             Condensed Consolidated Statements of Cash Flows --
               Six Months Ended June 30, 1997 and 1996                        6

             Notes to Condensed Consolidated Financial Statements             7

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             10

Item 3.   Quantitative and Qualitative Disclosures About
             Market Risks                                                   N/A


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                  24

Item 2.   Changes in Securities                                              24

Item 3.   Defaults upon Senior Securities                                    24

Item 4.   Submission of Matters to a Vote of Security Holders                24

Item 5.   Other Information                                                  25

Item 6.   Exhibits and Reports on Form 8-K                                   25

          Signature                                                          27

          Exhibit Index                                                      28


                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               XYLAN CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                           JUNE 30,    DECEMBER 31,
                                                             1997          1996
                                                           --------    ------------
                                                          (UNAUDITED)
                     ASSETS

Current assets:

 Cash and cash equivalents...............................   $ 62,463     $ 62,483
 Short-term investments..................................     34,346       50,498
 Accounts receivable, net................................     38,910       26,956
 Inventories.............................................     15,300       11,578
 Deferred income taxes...................................      5,766        1,766
 Prepaid expenses and other current assets...............      3,158        2,247
                                                            --------     --------
  Total current assets...................................    159,943      155,528

Investments..............................................     42,075       27,785
Note receivable..........................................      6,000        6,000
Property and equipment, net..............................     18,869       16,665
Other assets.............................................      3,546        1,273
                                                            --------     --------
   Total assets..........................................   $230,433     $207,251
                                                            ========     ========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses...................   $ 23,322     $ 17,760
 Current installments of capital lease obligations.......        253          303
 Deferred revenue........................................      3,231        2,838
 Income taxes payable....................................        451           12
                                                            --------     --------
  Total current liabilities..............................     27,257       20,913

 Capital lease obligations, less current installments....         87          206
 Deferred revenue........................................      1,195          494
                                                            --------     --------
  Total liabilities......................................     28,539       21,613
                                                            --------     --------

Shareholders' equity:
 Common stock and additional paid-in capital.............    187,737      184,439
 Retained earnings.......................................     14,157        1,199
                                                            --------     --------
   Shareholders' equity..................................    201,894      185,638
                                                            --------     --------
  Total shareholders' equity.............................   $230,433     $207,251
                                                            ========     ========


  The accompanying notes are an integral part of these financial statements.

                               XYLAN CORPORATION
                   CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               THREE MONTHS ENDED
                                         ------------------------------
                                         JUNE 30,   MARCH 31,  JUNE 30,
                                           1997        1997      1996
                                         --------   ---------  --------

Revenue..............................    $45,122     $48,008    $28,187
Cost of revenue......................     20,255      20,663     13,225
                                         -------     -------    -------
        Gross profit.................     24,867      27,345     14,962
                                         -------     -------    -------
Operating expenses:
   Research and development..........      6,079       5,506      3,484
   Sales and marketing...............     13,925      12,621      7,039
   General and administrative........      1,601       1,577      1,081
                                         -------     -------    -------
Total operating expenses.............     21,605      19,704     11,604
                                         -------     -------    -------
        Operating income.............      3,262       7,641      3,358
Interest income, net.................      1,812       1,828      1,321
                                         -------     -------    -------
Income before income taxes...........      5,074       9,469      4,679
Income tax expense (benefit).........     (2,016)      3,601      1,778
                                         -------     -------    -------
   Net income........................    $ 7,090     $ 5,868    $ 2,901
                                         =======     =======    =======
Net income per share.................    $   .15     $   .13    $   .06
                                         =======     =======    =======

Weighted average common and common
    equivalent shares outstanding....     46,267      46,594     46,996
                                         =======     =======    =======



  The accompanying notes are an integral part of these financial statements.

                               XYLAN CORPORATION
                   CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      SIX MONTHS ENDED JUNE 30,
                                                      -------------------------
                                                           1997       1996
                                                         -------    -------

Revenue..............................................    $93,130    $51,579
Cost of revenue......................................     40,918     24,048
                                                         -------    -------
        Gross profit.................................     52,212     27,531
                                                         -------    -------
Operating expenses:
   Research and development..........................     11,585      6,678
   Sales and marketing...............................     26,546     12,839
   General and administrative........................      3,178      2,070
                                                         -------    -------
Total operating expenses.............................     41,309     21,587
                                                         -------    -------
        Operating income.............................     10,903      5,944
Interest income, net.................................      3,640      1,498
                                                         -------    -------
Income before income taxes...........................     14,543      7,442
Income tax expense (benefit).........................      1,585      1,858
                                                         -------    -------
   Net income........................................    $12,958    $ 5,584
                                                         =======    =======
Net income per share.................................    $   .28    $   .12
                                                         =======    =======
Weighted average common and common
    equivalent shares outstanding....................     46,507     45,528
                                                         =======    =======



   The accompanying notes are an integral part of these financial statements.

                               XYLAN CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                      SIX MONTHS ENDED JUNE 30,
                                                      -------------------------
                                                           1997        1996
                                                         --------    --------

Cash flows from operating activities:
Net income...........................................    $ 12,958    $  5,584
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization......................       3,326       1,298
  Deferred income taxes..............................      (4,000)         --
  Expense related to warrants........................         336          --
  Unearned compensation amortization.................         229         271
  Change in:
   Accounts receivable...............................     (11,954)     (1,580)
   Inventories.......................................      (3,722)     (4,506)
   Prepaid expenses and other current assets.........        (911)     (1,097)
   Other assets......................................      (2,273)        106
   Accounts payable and accrued expenses.............       5,562         153
   Deferred revenue..................................       1,094       1,832
   Income taxes payable..............................       1,524       1,778
                                                         --------    --------
    Net cash provided by operating activities........       2,169       3,839
                                                         --------    --------


Cash flows from investing activities:
 Purchases of property and equipment.................      (5,530)     (5,558)
 Note receivable.....................................          --      (6,000)
 Sales (purchases) of investments....................       1,862     (73,495)
                                                         --------    --------
    Net cash used in investing activities............      (3,668)    (85,053)
                                                         --------    --------
Cash flows from financing activities:
 Proceeds from issuances of common stock.............       1,648     143,894
 Principal payments under capital lease obligations..        (169)       (160)
                                                         --------    --------
   Net cash provided by financing activities.........       1,479     143,734
                                                         --------    --------
    Net increase (decrease) in cash and cash
      equivalents....................................         (20)     62,520
Cash and cash equivalents at beginning of period.....      62,483       6,034
                                                         --------    --------
Cash and cash equivalents at end of period...........    $ 62,463    $ 68,554
                                                         ========    ========
 Supplemental disclosure of cash flow information:
    Cash paid during the period for interest.........    $     21    $     21
    Cash paid during the period for taxes............    $  4,061    $     --
                                                         ========    ========
 Supplemental disclosure of noncash investing and
   financing activities:
    Income tax benefit resulting from exercise of
      employee stock options.........................    $  1,085    $  1,778
                                                         ========    ========



   The accompanying notes are an integral part of these financial statements.

                               XYLAN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 1.   Basis Of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the three and six month periods ending June 30, 1997 are not necessarily indicative of results which may be achieved for the full fiscal year or for any future period. The unaudited consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto contained in Xylan Corporation's ("Xylan" or the "Company") Form 10-K.


NOTE 2.   Investments

  Investments at June 30, 1997 and December 31, 1996 consist of corporate and government debt securities. In accordance with the provisions of Statement of Financial Accounting Standards Board No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies its investments as held to maturity securities. The market value of these securities at June 30, 1997, approximated cost.


NOTE 3.   Inventories

  Inventories, primarily component parts, are stated at the lower of cost or market, cost being determined using the first-in, first-out method.


NOTE 4.   Accounts Payable and Accrued Expenses

  Accounts payable and accrued expenses consist of the following:

                                                        June 30,   December 31,
                                                          1997         1996
                                                        --------   ------------
                                                      (Unaudited)

     Accounts payable................................   $12,004      $ 9,336
     Accrued payroll and related costs...............     5,041        4,281
     Accrued warranty................................     1,829        1,535
     Other accrued expenses..........................     4,448        2,608
                                                        -------      -------
       Total accounts payable and accrued expenses...   $23,322      $17,760
                                                        =======      =======

NOTE 5.   Shareholder's Equity

     The Company has a 1993 Stock Incentive Plan (the "1993 Plan"). Under the 1993 Plan, 8,000,000 shares of the Company's authorized but unissued common stock are reserved for options or stock purchase grants. As of June 30, 1997, the Company has issued 1,867,888 shares of common stock under the 1993 Plan and options to purchase 5,534,853 shares of common stock are outstanding. In connection with the grant of stock options, for financial statement presentation purposes, the Company has recorded unearned compensation, net of cancellations, of $2,336,000 representing the difference between the grant price and the deemed fair market value. This amount will be recorded as compensation expense ratably over the vesting period for each option. For the quarters ended June 30, 1997, March 31, 1997 and June 30, 1996, the Company recorded $115,000, $114,000 and $157,000 of compensation expense, respectively.

    The Company has a 1996 Stock Option Plan. Under the 1996 Stock Option Plan, 5,000,000 shares of the Company's authorized but unissued common stock are reserved for option grants. As of June 30, 1997 the Company has issued 1,800 shares of common stock under this plan and options to purchase 3,206,125 shares of common stock are outstanding.

     The Company has a 1996 Directors' Stock Option Plan. Under the 1996 Directors' Stock Option Plan, 150,000 shares of the Company's authorized but unissued common stock are reserved for option grants. As of June 30, 1997 the Company has not issued any shares of common stock under this plan and options to purchase 45,000 shares of common stock are outstanding.

     The Company has a 1996 Employee Stock Purchase Plan, which reserves 1,500,000 shares of common stock for issuance under the plan. As of June 30, 1997, the Company issued 46,734 shares under this plan.

    In July 1996, the Company and IBM entered into an alliance in the field of campus networking switching products. The Company has committed to grant IBM warrants to purchase up to 2,350,000 shares of Xylan common stock based on the achievement of specific business goals. The exercise price of the warrants will be at a 25% premium over the Xylan closing stock price when earned.


NOTE 6.   Income Taxes

     For the three and six months ended June 30, 1997, the Company recorded an effective tax rate of approximately 38% and a $4 million income tax benefit for the recognition of deferred tax assets. The realization of the deferred tax assets resulted from the reversal of the valuation allowance based on management's assessment that it is more likely than not that the net deferred tax assets will be realized based on carryback potential, existing temporary differences and expectations of future taxable income levels. For the three months ended March 31, 1997, and June 30, 1996, the Company recorded an effective tax rate of 38%. For the remainder of 1997, the Company expects to record a 38% provision for income taxes, although such percentage may vary depending on several factors, including the international component of the Company's business.

     For the quarters ended June 30, 1997, March 31, 1997, and June 30, 1996 the Company realized an income tax benefit of $485,000, $600,000 and $1.8 million, respectively, for certain stock option transactions. For the six months ended June 30, 1997 and 1996 the income tax benefit for certain stock option transactions was $1.1 million and $1.8 million, respectively. This benefit is used to reduce taxable income prior to the utilization of net operating loss carryforwards, and results in a decrease in current income taxes payable and an increase in additional paid-in capital.

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

                                                                Three Months Ended
                                                           ------------------------------
                                                           June 30,   March 31,  June 30,
                                                             1997        1997      1996
                                                           -------    ---------  -------
     Weighted average common stock outstanding..........   42,278       42,147   40,963
     Weighted average common stock equivalents..........    3,989        4,447    6,033
                                                           ------       ------   ------
      Shares used in net income per share calculation...   46,267       46,594   46,996
                                                           ======       ======   ======

                                                                    Six Months Ended June 30,
                                                                    -------------------------
                                                                         1997     1996
                                                                        ------   ------
     Weighted average common stock outstanding..........                42,274   39,350
     Weighted average common stock equivalents..........                 4,233    6,178
                                                                        ------   ------
      Shares used in net income per share calculation...                46,507   45,528
                                                                        ======   ======


NOTE 8.   Segment Information

  For the quarter ended June 30, 1997, IBM and Alcatel accounted for 21% and 12%, respectively, of revenue. For the quarter ended March 31, 1997, IBM accounted for 26% of revenue. For the quarter ended June 30, 1996, Hitachi Computer Products and NTT PC Communications, Inc. accounted for 27% and 19%, respectively, of revenue.

  For the six months ended June 30, 1997, IBM and Alcatel accounted for 23% and 11%, respectively, of revenue. For the six months ended June 30, 1996, Hitachi Computer Products and NTT PC Communications, Inc. accounted for 21% and 18%, respectively, of revenue.

  Sales to customers outside of North America accounted for 54%, 55% and 65% of the Company's revenue in the quarters ended June 30, 1997, March 31, 1997, and June 30, 1996, respectively. Sales to customers outside of North America accounted for 54% and 66% of the Company's revenue in the six months ended June 30, 1997 and 1996, respectively. However, these percentages may understate sales of the Company's products to international end users because certain of the Company's U.S.-based OEM partners sell the Company's products abroad.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This quarterly report on Form 10-Q may consist of forward looking statements that involve risks and uncertainties. These statements may differ materially from actual future events or results. Readers are referred to the "Factors Affecting Future Results" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations which identify important risk factors that could cause actual results to differ from those contained in the forward looking statements. The Company undertakes no obligation to update the information, including the forward looking statements, in this Report on Form 10-Q.


Overview

  Xylan is a leading provider of high-bandwidth switching systems that enhance the performance of existing local area networks ("LANs") and facilitate migration to next generation networking technologies such as asynchronous transfer mode ("ATM"). From inception (July 9, 1993) to December 31, 1994, the Company was primarily engaged in product research and development and in the development of systems and operations. The Company began commercial shipments of
its initial OmniSwitch products in January 1995.   Since then, revenue has
increased signifiantly on a yearly basis to an aggregate of $128.5 million in fiscal year 1996 from $29.7 million in fiscal year 1995. Revenues increased to $45.1 million in the quarter ended June 30, 1997 from $28.2 million in the quarter ended June 30, 1996. The increase in yearly revenue reflects substantial growth of the LAN switching market, the continued introduction by the Company of additional features and enhancements to its OmniSwitch product family and the introduction of the PizzaSwitch product in March 1996, all of which expanded the portion of the market addressed by Xylan's Products. The increase in yearly revenue was also the result of continued market acceptance of the Company's LAN switching products, and investment in sales and marketing efforts, including significant expansion of the Company's domestic and international product distribution network. The Company markets its products worldwide through OEM partners, system integrators and its own sales force and first achieved profitability in the fourth quarter of 1995. As of June 30, 1997, the Company had retained earnings of $14.2 million.

  The Company intends to increase significantly its investments in research and development, sales and marketing and related infrastructure. Such increases will be dependent on factors including the continued growth of the Company's revenues and the rate thereof, success in hiring the appropriate personnel and market acceptance of the Company's products. Due to the anticipated increases in the Company's operating expenses, the Company's operating results will be materially and adversely affected if revenue does not increase. Xylan's limited operating history makes the prediction of future annual or quarterly operating results difficult or impossible. Although the Company has generally experienced revenue growth since revenue was first recognized, such growth rates will not be sustainable and are not indicative of future operating results. There can be no assurance that the Company will sustain profitability.


Results Of Operations

Revenue

  Revenue for the quarter ended June 30, 1997 was $45.1 million compared to $48.0 million for the quarter ended March 31, 1997, a decrease of 6%. Revenue for the quarter ended June 30, 1996 was $28.2 million. Comparing revenue for the quarter ended June 30, 1997 to the quarter ended June 30, 1996, revenue increased 60%. Revenue for the six months ended June 30, 1997 was $93.1 million compared to $51.6 million for the six months ended June 30, 1996. The increases in revenue were due to a number of factors, including, substantial growth of the LAN switching market, continued introduction by the Company of additional features and functions to its OmniSwitch product family, the introduction of the PizzaSwitch product family, market acceptance of the Company's LAN switching products, the addition of IBM in July 1996 and the Company's investment in sales and marketing efforts. The relative contribution of most of these factors cannot be quantified, and future changes in an individual factor therefore cannot be used to predict future revenue growth. While revenue increased from the same quarter of the preceding year, the Company's revenue decreased from the immediately preceding quarter. The decrease in sequential revenue was primarily due to lower than expected orders from a large OEM customer, material availability for the Company's ATM switch product, and lower than expected shipments of the Company's new Ethernet/Fast Ethernet products.

   Under an agreement with IBM and the Company, IBM has the right to manufacture certain Company products after a specified period of time and pay a royalty to Xylan. As of June 30, 1997, the Company has earned no royalties. Product revenue could be adversely impacted if IBM elects to manufacture the Company's products.

   The Company markets its products worldwide through OEM partners, system integrators and a direct sales force. The following table sets forth the Company's revenue by sales channel and geographic region as a percentage of total revenue:


                                                    Three months ended
                                             --------------------------------
                                             June 30,    Mar. 31,    June 30,
                                               1997        1997        1996
                                             --------    --------    --------

               Channel:
                   OEM partners                  35%         43%         47%
                   System Integrators            40%         38%         48%
                   Direct Sales (1)              25%         19%          5%
                                                 ==          ==          ==

               Region(2):
                   North America                 46%         45%         35%
                   International                 54%         55%         65%
                                                 ==          ==          ==

                                                         Six Months ended June 30,
                                                         -------------------------
                                                             1997        1996
                                                             ----        ----
               Channel:
                   OEM partners                              39%         44%
                   System Integrators                        39%         51%
                   Direct Sales (1)                          22%          5%
                                                             ==          ==

               Region(2):
                   North America                             46%         34%
                   International                             54%         66%
                                                             ==          ==


(1) Direct sales also include sales to the government and carriers.

(2) These percentages may understate sales of the Company's products to international end users because certain of the Company's U.S.-based OEM partners sell the Company's products abroad.


    For the quarter ended June 30, 1997, IBM and Alcatel accounted for 21% and 12%, respectively, of revenue. For the quarter ended March 31, 1997, IBM accounted for 26% of revenue. For the quarter ended June 30, 1996, Hitachi Computer Products and NTT PC Communications, Inc. accounted for 27% and 19%, respectively, of revenue.

Gross Profit

  Gross margins were 55.1%, 57.0% and 53.1% for the quarters ended June 30, 1997, March 31, 1997 and June 30, 1996, respectively. Gross margins were 56.1% and 53.4% for the six months ended June 30, 1997 and 1996, respectively. The decline in gross margins from the quarter ended March 31, 1997, to the quarter ended June 30, 1997, reflects higher costs associated with new product introductions, a change in product mix and a decline in revenue. The increases in gross margins when comparing the three and six months ended June 30, 1997, to the respective periods of the prior year resulted from component cost reductions due to increased manufacturing volume, the use of application specific integrated circuits ("ASICs") and design improvements. The Company's gross margins in the future will be affected by a number of factors, including competitive market pricing and discount levels, product mix, manufacturing volumes and fluctuations in component costs. After initial product introduction, the Company's strategy is to seek to reduce component costs, particularly by integrating newly developed ASICs into such products. In addition, the timing and execution of new product introductions and ASICs may impact gross margins and result in excess or obsolete inventories. The Company's gross margins may also fluctuate due to the mix of distribution channels employed. The Company expects to realize higher gross margins on direct sales than on sales through its OEM partners and system integrators. The Company has entered into an agreement with IBM and may in the future enter into additional OEM agreements, which could adversely affect its gross margins.


Research And Development Expenses

  Research and development expenses were $6.1 million, $5.5 million and $3.5 million for the quarters ended June 30, 1997, March 31, 1997 and June 30, 1996, respectively. This represents an increase of 75% from the second quarter of 1996 to the second quarter of 1997 and an increase of 10% from the first quarter of 1997 to the second quarter of 1997. Research and development expenses were $11.6 million and $6.7 million for the six months ended June 30, 1997 and 1996, respectively. This represents an increase of 74%. These increases were primarily due to the hiring of additional engineers and an increase in prototype material costs for new product development. As a percentage of revenue, research and development expenses were 14%, 12% and 12% for the quarters ended June 30, 1997, March 31, 1997 and June 30, 1996, respectively. For the six months ended June 30, 1997 and 1996, research and development expenses as a percentage of revenues were 12% and 13%, respectively. The increase of research and development expenses as a percent of revenue from the quarters ended March 31, 1997 to June 30, 1997 was due to the increase in expenditures and the decline in revenue.

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


Sales And Marketing Expenses

  Sales and marketing expenses were $13.9 million, $12.6 million and $7.0 million for the quarters ended June 30, 1997, March 31, 1997 and June 30, 1996, respectively. For the six months ended June 30,

1997 and 1996, sales and marketing expenses were $26.5 million and $12.8 million, respectively. This represents an increase of 98% from the second quarter of 1996 to the second quarter of 1997, an increase of 10% from the first quarter of 1997 to the second quarter of 1997 and an increase of 107% from the six months ended June 30, 1996 to the six months ended June 30, 1997. These increases were primarily due to expenses related to the addition of direct sales personnel throughout the United States, Europe and Asia, and advertising and promotional campaigns in support of the Company's direct sales and system integrator channels. Sales and marketing expenses for the three and six months ended June 30, 1997 also increased from the respective periods of the prior year due to increased commission expenses on higher revenues. As the Company continues to expand its direct sales force, adding personnel and offices worldwide, and to introduce new products and enhancements to its existing products, it expects that sales and marketing expenses will continue to increase in 1997 in absolute dollars.

  As a percentage of revenue, sales and marketing expenses were 31%, 26% and 25% for the quarters ended June 30, 1997, March 31, 1997 and June 30, 1996, respectively. For the six months ended June 30, 1997 and 1996, sales and marketing expenses as a percentage of revenues were 29% and 25%, respectively. The increase of sales and marketing expenses as a percent of revenue when comparing the three and six months ended June 30, 1997 to the same periods in the prior year is due to the percentage increase in expenditures being greater than the percentage increase in revenue.


General And Administrative Expenses

  General and administrative expenses were $1.6 million, $1.6 million and $1.1 million for the quarters ended June 30, 1997, March 31, 1997 and June 30, 1996, respectively. For the six months ended June 30, 1997 and 1996, general and administrative expenses were $3.2 million and $2.1 million, respectively. As a percentage of revenue, general and administrative expenses were 4%, 3% and 4% for the quarters ended June 30, 1997, March 31, 1997 and June 30, 1996, respectively. For the six months ended June 30, 1997 and 1996, general and administrative expenses as a percentage of revenues were 3% and 4%, respectively. As the Company continues to expand its direct sales force, add personnel and offices worldwide, and introduce new products and enhancements to its existing products, it expects that general and administrative expenses will continue to increase in 1997 in absolute dollars.


Interest Income

  Interest income, net, was $1.8 million, $1.8 million and $1.3 million for the quarters ended June 30, 1997, March 31, 1997 and June 30, 1996, respectively. For the six months ended June 30, 1997 and 1996, interest income was $3.6 million and $1.5 million, respectively. The increases from the three and six months ended June 30, 1996 as compared to the respective periods of the current year are the result of interest income earned on the net proceeds of $87.4 million and $56.2 million from the Company's initial public offering in March, 1996 and the Company's secondary public offering in May, 1996, respectively.


Provision For Income Taxes

  For the three and six months ended June 30, 1997, the Company recorded an effective tax rate of approximately 38% and a $4 million income tax benefit for the recognition of deferred tax assets. The realization of the deferred tax assets resulted from the reversal of the valuation allowance based on management's assessment that it is more likely than not that the net deferred tax assets will be realized based on carryback potential, existing temporary differences and expectations of future taxable income levels. For the three months ended March 31, 1997, and June 30, 1996, the Company recorded an effective tax rate of 38%. For the remainder of 1997, the Company expects to record a 38% provision for income taxes, although such percentage may vary depending on several factors, including the international component of the Company's business.

  For the quarters ended June 30, 1997, March 31, 1997, and June 30, 1996 the Company realized an income tax benefit of $485,000, $600,000 and $1.8 million, respectively, for certain stock option transactions. For the six months ended June 30, 1997 and 1996 the income tax benefit for certain stock option transactions was $1.1 million and $1.8 million, respectively. This benefit is used to reduce taxable income prior to the utilization of net operating loss carryforwards, and results in a decrease in current income taxes payable and an increase in additional paid in capital.

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


Liquidity And Capital Resources

  The Company's principal source of liquidity as of June 30, 1997, consisted of $62 million in cash and cash equivalents, $34 million in short-term investments and a $6 million bank credit facility. Additionally, the Company has $42 million in long term instruments. For the six months ended June 30, 1997 and 1996 cash provided by operating activities was $2.2 million, and $3.8 million, respectively. The Company believes that existing cash and investment balances and cash flow expected to be generated from future operations, will be sufficient to meet the Company's requirements for at least the next twelve months.

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


Factors Affecting Future Results

   LIMITED OPERATING HISTORY; RECENT PROFITABILITY; UNCERTAIN FUTURE PROFITABILITY. The Company was organized in July 1993 and began shipping its first LAN switching products in volume in the first quarter of 1995. The Company's initial products offered limited interfaces and, in September 1995, the Company began offering LAN switching products. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company has generally experienced revenue growth since January 1995, and first achieved profitability in the fourth quarter of 1995. Due to the Company's limited operating history, there can be no assurance of revenue growth and profitability on a quarterly or annual basis in the future. In fiscal 1997, the Company intends to continue to increase significantly its investments in research and development, sales and marketing and related infrastructure. Any such increases will be highly dependent on factors including the continued growth of the Company's revenue and the rate thereof, success in hiring the appropriate personnel and market acceptance of the Company's products. Due to the anticipated increases in the Company's operating expenses, the Company's operating results will be adversely affected if revenue does not increase. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in rapidly evolving markets. To address these risks, the Company must, among other things, successfully increase the scope of its operations, respond to competitive developments, continue to attract, retain and motivate qualified personnel and continue to commercialize products incorporating advanced technologies. There can be no assurance that the Company will be successful in addressing such risks.

  FLUCTUATIONS IN OPERATING RESULTS. The Company's revenue and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including (i) the timing and amount of significant orders from the Company's OEM partners and system integrators, (ii) the Company's success in developing, introducing and shipping product enhancements, ASICs and new products, (iii) the ability to obtain sufficient supplies of sole or limited source components for the Company's products, (iv) the ability to attain and maintain production volumes and quality levels for its products (including ASICs), (v) the mix of distribution channels and products, (vi) new product introductions by the Company's competitors, (vii) pricing actions by the Company or its competitors, (viii) changes in material costs (ix) mix of products manufactured or purchased by IBM and (x) general economic conditions. See "-Dependence on OEM Partners and System Integrators; IBM; Customer Concentration," "-Dependence on Sole and Limited Source Suppliers and Availability of Components," "-Substantial Increase in Manufacturing Operations; Dependence on Contract Manufacturing," "-Competition," "-Rapid Technological Change; New Products and Evolving Markets," "-Uncertain Market Acceptance of the Company's Products; Product Concentration" and "-Product Complexity". For example, the Company's revenue in the quarter ended June 30, 1997 declined as compared to the immediately preceding quarter primarily due to lower than expected orders from a large OEM customer, material availability for the Company's ATM switch product, and lower than expected shipments of the Company's new Ethernet/Fast Ethernet products.

  The Company's revenue in any period is highly dependent upon the sales efforts and success of Xylan's OEM partners (including IBM) and system integrators, which are not within the control of the Company. The Company generally realizes a higher gross margin on direct sales than on sales through its OEM partners and system integrators. Accordingly, if the Company's OEM partners and system integrators were to account for an increased portion of the Company's revenue, gross margins would decline. In addition, if IBM elects to manufacture products using technology licensed from the Company, the Company's product revenue and product gross margin will be adversely affected. New products may have different gross margins than existing products. A significant portion of the Company's expenses, such as rent, headcount and lease expenses, are relatively fixed in advance, based in large part on the Company's forecasts of future revenue. If revenues are below expectations in any given period, the adverse effect of a shortfall in revenue on the Company's operating results may be magnified by the Company's inability to adjust spending to compensate for such shortfall. The Company's backlog at the beginning of each quarter typically is not sufficient to achieve expected revenue for that quarter. To achieve its revenue objectives, the Company is dependent upon obtaining orders in a quarter for shipment in that quarter. In addition, due in part to the timing of product release dates, purchase orders and product availability, significant volume shipments of products have occurred and may continue to occur at the end of the Company's fiscal quarter. Failure to ship such products by the end of a quarter may adversely affect the Company's operating results. Furthermore, the Company's agreements with its customers typically provide that they may change delivery schedules and cancel orders within specified timeframes without significant penalty. The Company's industry is characterized by short product life cycles and declining prices of existing products, which requires continual improvement of manufacturing efficiencies and introduction of new products and enhancements to existing products to maintain gross margins. Moreover, in response to competitive pressures or to pursue new product or market opportunities, the Company may take certain pricing or marketing actions that could materially and adversely affect the Company's operating results. For example, a reduction in prices of the Company's products could result in lower revenue, an increase in discounts offered to the Company's OEM partners or system integrators would adversely affect the Company's operating margins, and a substantial targeted marketing campaign could significantly increase marketing expense and result in decreased profitability. As a result of all of the foregoing, there can be no assurance that the Company will be able to achieve or sustain profitability on a quarterly or annual basis. In addition, the Company's operating results have and may in the future be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

  COMPETITION. The market for network switching products is intensely competitive and subject to frequent product introductions with improved price/performance characteristics, significant price reductions, rapid technological change and continued emergence of new industry standards. Many networking companies, including Bay Networks, Inc., Cabletron Systems, Inc., Cisco Systems, Inc., FORE Systems, Inc. and 3Com Corporation, have introduced, or have announced their intention to develop, network switching products that are or will be competitive with the Company's products. In addition, many of the Company's large competitors offer customers a broader product line which provides a more comprehensive networking solution than the Company currently offers. Recent consolidations in the industry have resulted in competitors that may have broader product lines, greater access to capital or greater research and development resources which could adversely affect the ability of the Company to compete. Xylan expects that other companies will also enter markets in which the Company competes. In addition to competition from providers of network switching products, the Company expects to face competition from other vendors in the networking market who may incorporate switching functionality into their products or provide alternative network solutions. Furthermore, the Company's OEM partners may in the future develop competitive products and may then decide to terminate their relationships with the Company. In addition, certain of the Company's OEMs may sell competitive products using the Company's technology. Many of the Company's current and potential competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed customer base, than the Company. As a result, these competitors may be able to devote greater resources to the development, promotion, sale and support of their products than the Company. In addition, competitors with a larger installed customer base may have a competitive advantage over the Company when selling similar products or alternative networking solutions to such customers. Increased competition could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against either current or potential competitors in the future. See "-Dependence on Proprietary Technology, Intellectual Property Litigation."

  SUBSTANTIAL INCREASE IN MANUFACTURING OPERATIONS; DEPENDENCE ON CONTRACT MANUFACTURING. As demand for the Company's products grow, the Company will increase its flow of materials, contract manufacturing capacity and internal test and quality functions to respond to such customer demand and to reduce its order lead times. Any inability or delay in product flow would limit the Company's revenue, could adversely affect the Company's competitive position and could result in late fees or cancellation of orders under agreements with the Company's OEM partners. During 1996, the Company leased 40,000 square feet of space, a portion of which is being used for manufacturing. Any interruption or delay in the normal flow of production, or defaults or financial insolvency of the contract manufacturer could have a material adverse effect on the Company's business, operating results and financial condition. The Company may also require additional manufacturing space and there can be no assurance that such additional space, if required, will be available in a timely manner or on commercially reasonable terms, if at all.

  Xylan's operational strategy relies on outsourcing of manufacturing. The Company currently subcontracts component procurement and printed circuit board assembly to a single company. The Company also subcontracts assembly of chasis to a number of companies, each of which specialize in the particular services provided. In connection with its operational strategy, the Company is seeking to secure additional sources of supply, including additional contract manufacturers. The Company has experienced in the past, and may in the future experience, problems with its contract manufacturers, such as inferior quality, insufficient quantities and late delivery of product. While such problems have not resulted in any material liabilities from the Company to its customers or end-users to date, there can be no assurance that such problems will not generate material liabilities for the Company or adversely impact the Company's relations with its customers and end-users in the future. During 1996, the Company agreed to loan up to $10 million to its contract manufacturer that performs circuit board assembly. The loan, which assists the contract manufacturer to meet the Company's increasing production requirements, is non-interest bearing, does not have a defined due date and is secured by raw materials and electronic components purchased by the contract manufacturer. At August 6, 1997, the note had an outstanding balance of $7.5 million. Also, during 1996 and 1997, the Company guaranteed up to $5.0 million of such contract manufacturer's debt for raw material and electronic component purchases. Any additional loans or guaranties to the Company's contract manufacturer, or defaults or financial insolvency of the contract manufacturer, could have an adverse effect upon the Company's business, operating results and financial condition. In addition, the Company may in the future experience pricing pressure from its contract manufacturers. To date, the Company has had only limited experience with the use of contract manufacturers. There can be no assurance that the Company will effectively manage its contract manufacturers or that these manufacturers will meet the Company's future requirements for timely delivery of products of sufficient quality and quantity. The Company intends to introduce a number of new products and product enhancements in 1997 and 1998, which will require that the Company rapidly achieve volume production by coordinating its efforts with those of its suppliers and contract manufacturers. Certain of the Company's products in development will require contract manufacturers to adopt or develop advanced manufacturing techniques, which could inhibit volume manufacturing of those products. The inability of Xylan's contract manufacturers to provide it with adequate supplies of high-quality products on-time or the loss of any of the Company's contract manufacturers could cause a delay in Xylan's ability to fulfill orders while the Company identifies a replacement manufacturer and could have a material adverse effect upon the Company's business, operating results and financial condition.

  DEPENDENCE ON SOLE AND LIMITED SOURCE SUPPLIERS AND AVAILABILITY OF COMPONENTS. Several key components used in the manufacture of the Company's products are currently purchased only from single or limited sources. At present, single-sourced components include ASICs, processors, selected integrated circuits, programmable integrated circuits, cables and custom-tooled sheet metal; and limited-sourced components include flash memories, dynamic random access memories ("DRAMs"), and printed circuit boards. The Company generally does not have long-term agreements with any of these single or limited sources of supply. The Company is in the process of incorporating ASICs in many of its products. As stated above, many of these ASICs are initially being manufactured by a single source, LSI Logic Corporation in most cases, and accordingly the risks of relying on sole sources is expected to increase. Any interruption or delay in the supply of any of these components, or the inability of the Company to procure these components from alternate sources at acceptable prices and within a reasonable time, could have a material adverse effect upon the Company's business, operating results and financial condition. Qualifying additional suppliers is time consuming and expensive and the likelihood of errors is greater with new suppliers. The Company uses a rolling six-month forecast based on anticipated product orders to determine its general materials and components requirements. Lead times for materials and components ordered by the Company vary significantly, and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. If orders do not match forecasts, the Company may have excess or inadequate inventory of certain materials and components, which could have a material adverse effect on the Company's financial condition. From time to time the Company has experienced shortages and allocations of certain components, delays in filling orders while waiting to obtain the necessary components and delays in prototyping of its ASICs. Given current worldwide demand for integrated circuits and certain other components used by the Company and the complexity and yield problems in manufacturing such integrated circuits and components, such shortages allocations and delays are likely to occur in the future and could have a material adverse effect on the Company's business, operating results and financial condition.


  DEPENDENCE ON OEM PARTNERS AND SYSTEM INTEGRATORS; IBM; CUSTOMER CONCENTRATION. The Company pursues a sales and marketing strategy focused on developing three channels of distribution for its products: worldwide OEM partners, system integrators in North America and overseas and direct sales.
The Company has established OEM partnerships with leading communications and networking companies, including IBM, and Alcatel N.V. ("Alcatel"). In November 1996, the Company entered into an OEM agreement with Samsung Electronics Company Ltd. ("Samsung") and also signed a licensing agreement with Samsung under which the Company will modify its OmniVision network management software to control Samsung's ATM switches, in addition to Xylan's LAN switches. Samsung will also be combining Samsung's ATM switching technology, Xylan's LAN switching technology and the new integrated network management system to provide a complete solution to the needs of Samsung's customers.

  In the field of campus network switching products, IBM and Xylan are offering the other company's campus switch products for resale. For the quarter ended June 30, 1997, sales to IBM comprised 21% of the Company's revenue. There is no assurance that IBM will continue to purchase the Company's products.

In addition, the Company has limited information as to the sell-through of its products by IBM. There is no assurance that even if IBM does purchase such products, that IBM will sell such products to its customers. Both companies have the right to manufacture and sell certain of each other's campus switching products in exchange for a royalty. As of June 30, 1997, no royalties have been earned by either company. However, sales by IBM of IBM manufactured or other campus switch products could have a material adverse effect on the Company's product revenues. In addition, the parties have formed a joint development organization to develop new products using certain of the other company's LAN technology. Any reduction or delay in sales of the Company's products by IBM could have a material adverse effect on the Company's business, financial condition and results of operations.

  Although there is a large number of end-users of Xylan's products, the Company's customer base is highly concentrated and a relatively small number of customers have accounted for a significant portion of the Company's revenue to date. The Company's OEM partners and system integrators account, and are expected to continue to account, for a substantial portion of the Company's net revenue. As a percentage of revenue, aggregate sales to OEM partners and system integrators accounted for 35% and 40%, respectively, for the quarter ended June 30, 1997, and 47% and 48%, respectively, for the quarter ended June 30, 1996. Each of the Company's OEM partners and system integrators can cease marketing the Company's products with limited notice to Xylan and with little or no penalty. In addition, the Company's agreements with its OEM partners and system integrators generally provide for discounts based on expected or actual volumes of products purchased or resold by the reseller in a given period and do not require minimum purchases. Certain of these agreements provide manufacturing rights and access to source code upon the occurrence of specified conditions or defaults.

  Certain of the Company's OEM agreements provide for limited exclusivity. Certain of the Company's OEM partners have developed and may continue to develop competitive products and, if they do so, they may decide to terminate their relationship with the Company. In addition, many of the Company's resellers offer competitive products manufactured either by third parties or by themselves. Furthermore, certain of the Company's OEM partners and system integrators offer alternative networking solutions, designed by themselves or third parties, or have pre-existing relationships with current or potential competitors of the Company. There can be no assurance that the Company's OEM partners and system integrators will give a high priority to the marketing of the Company's products as compared to competitive products or alternative networking solutions or that Xylan's OEM partners and system integrators will continue to offer the Company's products. For example, in July 1997, IBM announced that it had also formed an alliance with 3Com, a competitor of the Company. In addition, Xylan's OEM partners and system integrators could sell competitive products to the Company's existing customers, which could have a material adverse effect on the Company's business, operating results and financial condition. Any reduction or delay in sales of the Company's products by its OEM partners and system integrators could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will retain its current OEM partners or system integrators or that it will be able to recruit additional or replacement OEM partners or system integrators. The loss of one or more of the Company's OEM partners or system integrators could have a material adverse effect on the Company's business, operating results and financial condition. The Company generally realizes a higher gross margin on direct sales than on sales through its OEM partners and system integrators. Accordingly, if the Company's OEM partners and system integrators were to account for an increased portion of the Company's revenue, its gross margin would decline.

  MANAGEMENT OF GROWTH. The Company's recent growth has placed a significant strain on the Company's financial and management personnel and information systems and controls. This growth has resulted in a continuing increase in the level of responsibility for both existing and new management personnel. The Company recently has implemented and continues to implement new and enhanced financial and management information systems and controls and is training its personnel to operate such systems. Any difficulty in the operation of such new and enhanced systems or the training of personnel, or any disruptions in the transition to such new or enhanced systems and controls, could adversely affect the Company's ability to accurately forecast sales demand and calibrate manufacturing to such demand, to calibrate purchasing levels, to accurately record and control inventory levels, and to record and report financial and management information on a timely and accurate basis. Due to its rapid growth the Company experienced each of these problems in the past. The occurrence or recurrence of any of these events could have a material adverse effect on the Company's business, financial condition and results of operations.

  RAPID TECHNOLOGICAL CHANGE; NEW PRODUCTS AND EVOLVING MARKETS. The market for the Company's products is characterized by frequent new product introductions, rapidly changing technology and continued emergence of new industry standards, any of which could render Xylan's existing products obsolete. The Company's success will depend to a substantial degree upon its ability to develop and introduce in a timely fashion new products and enhancements to its existing products that meet changing customer requirements and emerging industry standards. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. There can be no assurance that the Company will be able to identify, develop, manufacture, market or support new or enhanced products successfully or on a timely basis, that new Company products will gain market acceptance or that the Company will be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. In addition, the Company has on occasion experienced delays in the introduction of new products and product enhancements. Such delays have, and any furture delays could have, a material adverse effect on the Company's business, operating results and financial condition. Furthermore, from time to time, the Company may announce new products or product enhancements, capabilities or technologies that have the potential to replace or shorten the life cycle of the Company's existing product offerings and that may cause customers to defer purchasing existing Company products or cause resellers to return products to the Company. The market for LAN switching products is evolving and the Company believes its ability to compete successfully in this market is dependent upon the continued compatibility and interoperability of its products with products and architectures offered by various vendors, including workstation and personal computer architectures and computer and network operating systems. There can be no assurance that the Company will be able to effectively address the compatibility and interoperability issues raised by technological changes or evolving industry standards.

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

  UNCERTAIN MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS; PRODUCT CONCENTRATION. The Company currently derives substantially all of its revenue from its OmniSwitch and PizzaSwitch products and the Company expects that revenue from these products will continue to account for a substantial portion of the Company's revenue through 1997. Broad market acceptance of these products is, therefore, critical to the Company's future success. Factors that may affect the market acceptance of the Company's products include market acceptance of network switching products, the availability and price of competing products and technologies and the success of the sales efforts of the Company and its OEM partners and system integrators. Moreover, the Company's operating history in the network switching market and its resources are limited relative to those of certain of its current and potential competitors. The Company's future performance will also depend in part on the successful development, introduction and market acceptance of new and enhanced products. Failure of the Company's products to achieve market acceptance would have a material adverse effect on the Company's business, operating results and financial condition.

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

  INTERNATIONAL OPERATIONS. Sales to customers outside of North America accounted for approximately 54% and 65% of the Company's revenue for the quarters ended June 30, 1997 and 1996, respectively. However, these percentages may understate sales of the Company's products to international end users because certain of the Company's U.S.-based OEM partners sell the Company's products abroad. The Company's international sales are conducted primarily through its OEM partners and independent territory-specific system integrators. Failure of the Company's OEM partners and system integrators to effectively market the Company's products internationally or the loss of any of these resellers could have a material adverse effect on the Company's business, operating results and financial condition. A number of additional risks are inherent in international operations. The Company's international sales currently are U.S. dollar- denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in international markets. International sales may also be limited or disrupted by the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, currency exchange fluctuations, political instability, trade restrictions and changes in tariffs. The Company's operating results could also be adversely affected by seasonality of international sales. These international factors could have a material adverse effect on future sales of the Company's products to international end-users and, consequently, the Company's business, operating results and financial condition.

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

  NEED FOR ADDITIONAL CAPITAL. The Company requires substantial working capital to fund its business, particularly to finance inventories and accounts receivable and for capital expenditures. The Company believes that its existing cash and investment balances, together with its line of credit and cash flow expected to be generated from future operations, will be sufficient to meet the Company's capital requirements through at least the next twelve months, although the Company could be required, or could elect, to seek to raise additional capital. The Company's future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of the Company's products. The Company expects that it may need to raise additional equity or debt financing in the future. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

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

  ANTI-TAKEOVER PROVISIONS. Certain provisions of the Company's charter documents, including provisions eliminating the ability of shareholders to take action by written consent and limiting the ability of shareholders to raise matters at a meeting of shareholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of the Company, which could have an adverse effect on the market price of the Company's Common Stock. In addition, effective upon qualification of the Company as a "listed corporation," as defined in Section 301.5(d) of the California Corporations Code (the "California Code"), the Company's charter documents will eliminate cumulative voting and provide that the Company's Board of Directors will be divided into two classes, each of which serves for a staggered two-year term, which may make it more difficult for a third party to gain control of the Company's Board of Directors. The Board of Direcotrs has authority to issue up to 5,000,000 shares of Preferred Stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares without any further vote or action by the shareholders. In addition, on April 17, 1997, the Company's Board of Directors declared a dividend of one right (a "Right") to purchase 1/1000th of a share of Series A Participating Preferred Stock (the "Series A Preferred") on each share of Common Stock. The Rights will become exercisable only if a person or group acquires 15.0% or more of the Company's Common Stock (in the case of Steve Y. Kim, Yuri Pikover, John L. Walecka or Brentwood Associates VI, L.P., this threshold only applies to shares acquired after April 17, 1997 and if such acquisition is not approved by the Board of Directors) or announces a tender or exchange offer, the consummation of which would result in ownership by a person or a group of 15.0% or more of the Company's Common Stock. Each Right has an exercise price of $75.00 for each 1/1000th of a share of Series A Preferred.

  The rights of the holders of the Company's Common Stock will be subject to, and may be adversely affected by, the existence of the Rights and the rights of the holders of any Preferred Stock that may be issued in the future. The Rights and any future issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, thereby delaying, deferring or preventing a change in control of the Company. Furthermore, such Preferred Stock may have other rights, including economic rights, senior to the Common Stock, and as a result, the issuance of such Preferred Stock could have a material adverse effect on the market value of the Common Stock.

  POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the shares of Common Stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcement of technological innovations or new product introductions by the Company or its competitors, changes of estimates of the Company's future operating results by securities analysts, developments with respect to copyrights or proprietary rights, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the Common Stocks of technology companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

  In October 1996, Steve Kim and Yuri Pikover, executive officers and members of the Board of Directors of the Company, entered into a program of periodic sales of shares of their Xylan Common Stock through a blind trust for the purpose of diversifying their personal holdings. At the beginning of each calendar quarter, Steve Kim and Yuri Pikover will deliver 125,000 and 55,000 shares, respectively, to their blind trust for sale within the quarter. Furthermore, the trust for Steve Kim's children will sell 25,000 shares and Yuri Pikover's trusts will sell 20,000 shares within each quarter. In addition, certain of the venture capital partnerships that invested in the Company have begun to distribute portions of their holdings to their general and limited partners, who in turn have begun to resell such shares on the open market. Any such sales by insiders or distributions by large investors may also have an adverse effect on the market price of the Company's Common Stock. In addition, recent changes in the rules regarding resales of restricted securities pursuant to Rule 144 of the Securities Act of 1933, as amended, may result in a greater number of shares of the Company's Stock becoming available for resale sooner than anticipated, and could have an adverse effect on the market price of the Company's Stock.

                        PART II  --  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None


ITEM 2. CHANGES UPON SECURITIES

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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On May 29, 1997, at the Company's 1997 Annual Meeting of Shareholders, the following matters were submitted and voted on by securityholders and were adopted:


  A. The approval of amendment to the 1996 Stock Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 2,000,000 shares.

     The results for the vote are as follows:

     FOR           AGAINST         ABSTAIN        BROKER NON-VOTE
     ---           -------         -------        ---------------
     20,700,345    5,545,229       90,299         403,552

  B. The election of three (3) Class I directors and three (3) Class II directors to serve until their successors are elected and qualified.

     The results for the vote are as follows:

                             FOR                   WITHHELD
                             ---                   --------
     Steve Y. Kim            26,619,642             119,783
     Robert S. Cecil         26,639,427              99,998
     John L. Walecka         26,640,232              99,193
     Yuri Pikover            26,638,913             100,512
     Robert C. Hawk          26,640,107              99,318
     Trude C. Taylor         26,627,050             112,375

  C. The ratification of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending December 31, 1997.

     The results of the vote are as follows:

     FOR           AGAINST     ABSTAIN
     ---           -------     -------
     26,669,773    30,461      39,191


ITEM 5.  OTHER INFORMATION

  None


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


  10.15   Product and Technology Agreement between the Registrant and Alcatel
          N.V. dated as of March 13, 1995.(1)
  10.16+ Original Equipment Manufacturer Agreement dated as of June 14, 1995 between the Registrant and Hitachi Computer Products (America),
          Inc.(1)
  10.17   Original Equipment Manufacturer Agreement dated as of April 12, 1995 between the Registrant and Digital Equipment Corporation.(1)
  10.18+ Manufacturing and Purchase Agreement dated as of March 28, 1996 between the Registrant and Victron, Inc. Incorporated by reference to exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996.
  10.19   Amendment to Manufacturing and Purchase Agreement between Xylan and
          Victron, Inc. dated as of December 30, 1996.(2)
  10.20   Dale Bartos Employment Agreement dated as of January 4, 1997.(2)
  11.1    Statement of Computation of Earnings Per Share.
  27.1    Financial Data Schedule.

--------
(1) Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1 and Amendments thereto (File No. 333-03623), which became effective on May 29, 1996.
(2) Incorporated by reference to identically numbered exhibits filed in the Company's Annual Report on Form 10-K for the period ended December 31, 1996.
+ The Company has received confidential treatment for certain portions of this exhibit filed with the Commission.


  (b)  Reports on Form 8-K

       No reports on Form 8-K were filed by Xylan during the quarter ended June 30, 1997.

                                   SIGNATURE


  Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       XYLAN CORPORATION


                                       By: /s/ Dale J. Bartos
                                           ------------------
Date:  August 12, 1997                     Dale J. Bartos
                                           Vice President and Chief Financial
                                           Officer (Principal Financial and
                                           Chief Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit                             Description
-------                             -----------
   1.1    Form of Underwriting Agreement.(1)
   3.1    Amended and Restated Articles of Incorporation of Registrant.(1)
   3.2    Amended and Restated Bylaws of Registrant.(1)
   4.1    Form of Common Stock Certificate.(1)
   5.1    Opinion of Venture Law Group, A Professional Corporation.(1)
  10.1    Form of Indemnification Agreement.(1)
  10.2    1993 Stock Incentive Plan.(1)
  10.3    Form of 1996 Employee Stock Purchase Plan and related agreements.(1)
  10.4    Form of 1996 Directors' Option Plan and related agreements.(1)
  10.5    Form of 1996 Stock Plan and related agreements.(1)
  10.6    Fourth Restated Registration Rights Agreement among the Registrant and certain securityholders of the Registrant, dated as of December 11,
          1995.(1)
  10.7    Lease Agreement between the Registrant and Malibu Canyon Office
          Partners, L.P. dated as of April 14, 1994, as amended November 3,
          1994, January 2, 1995, and April 25, 1995.(1)
  10.8    Security and Loan Agreement dated September 1, 1995 between the
          Registrant and Imperial Bank.(1)
  10.9    Master Lease Agreement dated as of May 31, 1994, as amended between the Registrant and Dominion Ventures, Inc.(1)
  10.10   Master Lease Agreement dated as of June 9, 1995 between the Registrant and Copelco Capital, Inc.(1)
  10.11   Value-Added Product Sales Agreement dated as of July 1, 1995 between the Registrant and Hamilton Hallmark, a division of Avnet, Inc.(1)
  10.12   401(k) Plan.(1)
  10.13   Series C Preferred Stock Agreement dated as of March 13, 1995 between the Registrant and Alcatel Data Networks S.A.(1)
  10.14   International Distributor Agreement between the Registrant and Alcatel
          N.V., dated as of March 13, 1995.(1)
  10.15   Product and Technology Agreement between the Registrant and Alcatel
          N.V. dated as of March 13, 1995.(1)
  10.16+  Original Equipment Manufacturer Agreement dated as of June 14, 1995 between the Registrant and Hitachi Computer Products (America),
          Inc.(1)
  10.17   Original Equipment Manufacturer Agreement dated as of April 12, 1995 between the Registrant and Digital Equipment Corporation.(1)
  10.18+  Manufacturing and Purchase Agreement dated as of March 28, 1996 between the Registrant and Victron, Inc. Incorporated by reference to exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the
          period ended March 31, 1996.
  10.19   Amendment to Manufacturing and Purchase Agreement between Xylan and
          Victron, Inc. dated as of December 30, 1996.(2)
  10.20   Dale Bartos Employment Agreement dated as of January 4, 1997.(2)


Exhibit                             Description
-------                             -----------
  11.1    Statement of Computation of Earnings Per Share.
  27.1    Financial Data Schedule.

--------
(1) Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1 and Amendments thereto (File No. 333-03623), which became effective on May 29, 1996.
(2) Incorporated by reference to identically numbered exhibits filed in the Company's Annual Report on Form 10-K for the period ended December 31, 1996.
+ The Company has received confidential treatment for certain portions of this exhibit filed with the Commission.