Form 10-Q
period 1997-09-30
XYLAN CORP
filed 1997-11-12
CIK 914698

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                             --------------------

                                   Form 10-Q



(Mark One)

          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       OR

          [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________


                         COMMISSION FILE NUMBER 0-27764

                             --------------------

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares outstanding of the registrant's Common Stock as of September 30, 1997, was 42,767,424.

                               XYLAN CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE PERIOD ENDED SEPTEMBER 30, 1997



                                     INDEX

                                                                            Page
                                                                            ----
PART I    Financial Information

Item 1.   Financial Statements:

             Condensed Consolidated Balance Sheets -- September 30,
               1997 and December 31, 1996                                     3

             Condensed Consolidated Income Statements --
               Three Months Ended September 30, 1997, June 30,
               1997 and September 30, 1996                                    4

             Condensed Consolidated Income Statements --
               Nine Months Ended September 30, 1997 and 1996                  5

             Condensed Consolidated Statements of Cash Flows --
               Nine Months Ended September 30, 1997 and 1996                  6

             Notes to Condensed Consolidated Financial Statements             7

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             11

Item 3.   Quantitative and Qualitative Disclosures About
             Market Risks                                                   N/A


PART II   Other Information

Item 1.   Legal Proceedings                                                  25

Item 2.   Changes in Securities and Use of Proceeds                          25

Item 3.   Defaults upon Senior Securities                                    25

Item 4.   Submission of Matters to a Vote of Security Holders                25

Item 5.   Other Information                                                  25

Item 6.   Exhibits and Reports on Form 8-K                                   25

          Signature                                                          27

          Exhibit Index                                                      28


                       PART I -- FINANCIAL INFORMATION


ITEM 1.  Financial Statements


                               XYLAN CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                            September 30,  December 31,
                                                                                1997          1996
                                                                            -------------  ------------
                                                                             (Unaudited)
                                  ASSETS

Current assets:

 Cash and cash equivalents.................................................   $ 34,572       $ 62,483
 Short-term investments....................................................     44,463         50,498
 Accounts receivable, net..................................................     42,828         26,956
 Inventories...............................................................     11,371         11,578
 Deferred income taxes.....................................................      6,594          1,766
 Prepaid expenses and other current assets.................................      3,390          2,247
                                                                              --------       --------
  Total current assets.....................................................    143,218        155,528

Investments................................................................     59,875         27,785
Note receivable............................................................      7,500          6,000
Property and equipment, net................................................     20,099         16,665
Other assets...............................................................      4,889          1,273
                                                                              --------       --------
   Total assets............................................................   $235,581       $207,251
                                                                              ========       ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

 Accounts payable and accrued expenses....................................    $ 21,019       $ 17,760
 Current installments of capital lease obligations........................         223            303
 Deferred revenue.........................................................       4,494          2,838
 Income taxes payable.....................................................         871             12
                                                                              --------       --------
  Total current liabilities...............................................      26,607         20,913

 Capital lease obligations, less current installments.....................          48            206
 Deferred revenue.........................................................         539            494
                                                                              --------       --------
  Total liabilities.......................................................      27,194         21,613
                                                                              --------       --------

Shareholders' equity:
 Common stock and additional paid-in capital..............................     189,623        184,439
 Retained earnings........................................................      18,764          1,199
                                                                              --------       --------
  Shareholders' equity....................................................     208,387        185,638
                                                                              --------       --------
  Total shareholders' equity..............................................    $235,581       $207,251
                                                                              ========       ========

  The accompanying notes are an integral part of these financial statements.

                               XYLAN CORPORATION

                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)
                     (in thousands, except per share data)

                                                  Three Months Ended
                                        --------------------------------------
                                        September 30,  June 30,  September 30,
                                            1997         1997        1996
                                        -------------  --------  -------------

Revenue..............................      $53,517      $45,122     $35,425
Cost of revenue......................       23,718       20,255      15,904
                                           -------      -------     -------
   Gross profit......................       29,799       24,867      19,521
                                           -------      -------     -------

Operating expenses:
  Research and development...........        6,778        6,079       4,255
  Sales and marketing................       15,688       13,925       8,594
  General and administrative.........        1,791        1,601       1,017
                                           -------      -------     -------
Total operating expenses.............       24,257       21,605      13,866
                                           -------      -------     -------
   Operating income..................        5,542        3,262       5,655
Interest income, net.................        1,550        1,812       1,861
                                           -------      -------     -------
Income before income taxes...........        7,092        5,074       7,516
Income tax benefit (expense).........       (2,485)       2,016      (2,886)
                                           -------      -------     -------
  Net income.........................      $ 4,607      $ 7,090     $ 4,630
                                           =======      =======     =======
Net income per share.................      $   .10      $   .15     $   .10
                                           =======      =======     =======

Weighted average common and common
 equivalent shares outstanding.......       47,269       46,267      47,451
                                           =======      =======     =======




  The accompanying notes are an integral part of these financial statements.

                               XYLAN CORPORATION
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)
                     (in thousands, except per share data)


                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   1997             1996
                                                   ----             ----

Revenue....................................      $146,647         $87,004
Cost of revenue............................        64,636          39,952
                                                 --------         -------
        Gross profit.......................        82,011          47,052
                                                 --------         -------

Operating expenses:
   Research and development................        18,363          10,933
   Sales and marketing.....................        42,234          21,433
   General and administrative..............         4,969           3,087
                                                 --------         -------
Total operating expenses...................        65,566          35,453
                                                 --------         -------
        Operating income...................        16,445          11,599
Interest income, net.......................         5,190           3,359
                                                 --------         -------
Income before income taxes.................        21,635          14,958
Income tax expense.........................         4,070           4,744
                                                 --------         -------
   Net income..............................      $ 17,565         $10,214
                                                 ========         =======
Net income per share.......................      $    .38         $   .22
                                                 ========         =======

Weighted average common and common
    equivalent shares outstanding..........        46,822          46,320
                                                 ========         =======

  The accompanying notes are an integral part of these financial statements.

                               XYLAN CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                    1997             1996
                                                                    ----             ----

Cash flows from operating activities:
Net income....................................................    $ 17,565         $ 10,214
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization...............................       5,470            2,283
  Deferred income taxes.......................................      (4,828)              --
  Expense related to warrants.................................        (274)              --
  Unearned compensation amortization..........................         343              385
  Change in:
   Accounts receivable........................................     (15,871)         (10,558)
   Inventories................................................         207           (8,646)
   Prepaid expenses and other current assets..................      (1,143)          (1,617)
   Other assets...............................................      (3,617)            (784)
   Accounts payable and accrued expenses......................       3,259            2,659
   Deferred revenue...........................................       1,701            3,352
   Income taxes payable.......................................       2,809            4,664
                                                                  --------         --------
    Net cash provided by operating activities.................       5,621            1,952
                                                                  --------         --------

Cash flows from investing activities:
 Purchases of property and equipment..........................      (8,904)          (9,950)
 Note receivable..............................................      (1,500)          (6,000)
    Net purchases of investments..............................     (26,055)         (81,212)
                                                                  --------         --------
    Net cash used in investing activities.....................     (36,459)         (97,162)
                                                                  --------         --------

Cash flows from financing activities:
 Proceeds from issuances of common stock......................       3,165          144,053
 Principal payments under capital lease obligations...........        (238)            (243)
                                                                  --------         --------
   Net cash provided by financing activities..................       2,927          143,810
                                                                  --------         --------
    Net increase (decrease) in cash and cash equivalents......     (27,911)          48,600
Cash and cash equivalents at beginning of period..............      62,483            6,034
                                                                  --------         --------
Cash and cash equivalents at end of period....................    $ 34,572         $ 54,634
                                                                  ========         ========

 Supplemental disclosure of cash flow information:
    Cash paid during the period for interest..................    $     26         $     36
    Cash paid during the period for taxes.....................    $  5,914         $     --
                                                                  ========         ========

 Supplemental disclosure of noncash investing and
  financing activities:
    Income tax benefit resulting from exercise of employee
     stock options............................................    $  1,950         $  4,664
                                                                  ========         ========



  The accompanying notes are an integral part of these financial statements.

                               XYLAN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.   Basis Of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the three and nine month periods ending September 30, 1997 are not necessarily indicative of results which may be achieved for the full fiscal year or for any future period. The unaudited consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto contained in Xylan Corporation's ("Xylan" or the "Company") Form 10-K.


NOTE 2.   Investments

  Investments at September 30, 1997 and December 31, 1996 consist of corporate and government debt securities. In accordance with the provisions of Statement of Financial Accounting Standards Board No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies its investments as held to maturity securities. The market value of these securities at September 30, 1997, approximated cost.


NOTE 3.   Inventories

  Inventories, primarily component parts, are stated at the lower of cost or market, cost being determined using the first-in, first-out method.


NOTE 4.   Accounts Payable and Accrued Expenses

  Accounts payable and accrued expenses consist of the following:

                                                     September 30,  December 31,
                                                         1997           1996
                                                     -------------  ------------
                                                      (Unaudited)

Accounts payable....................................   $ 8,029       $ 9,336
Accrued payroll and related costs...................     6,261         4,281
Accrued warranty....................................     1,379         1,535
Other accrued expenses..............................     5,350         2,608
                                                       -------       -------
 Total accounts payable and accrued expenses........   $21,019       $17,760
                                                       =======       =======

NOTE 5.   Shareholder's Equity

     The Company has a 1993 Stock Incentive Plan (the "1993 Plan"). Under the 1993 Plan, 8,000,000 shares of the Company's authorized but unissued common stock are reserved for options or stock purchase grants. As of September 30, 1997, the Company has issued 2,213,414 shares of common stock under the 1993 Plan and options to purchase 5,049,427 shares of common stock are outstanding. In connection with the grant of stock options, for financial statement presentation purposes, the Company has recorded unearned compensation, net of cancellations, of $2,336,000 representing the difference between the grant price and the deemed fair market value. This amount will be recorded as compensation expense ratably over the vesting period for each option. For the quarters ended September 30, 1997, June 30, 1997 and September 30, 1996, the Company recorded $114,000, $115,000 and $114,000 of compensation expense, respectively.

    The Company has a 1996 Stock Option Plan. Under the 1996 Stock Option Plan, 5,000,000 shares of the Company's authorized but unissued common stock are reserved for option grants. As of September 30, 1997 the Company has issued 22,391 shares of common stock under this plan and options to purchase 3,992,327 shares of common stock are outstanding.

     The Company has a 1996 Directors' Stock Option Plan. Under the 1996 Directors' Stock Option Plan, 150,000 shares of the Company's authorized but unissued common stock are reserved for option grants. As of September 30, 1997 the Company has not issued any shares of common stock under this plan and options to purchase 45,000 shares of common stock are outstanding.

     The Company has a 1996 Employee Stock Purchase Plan, which reserves 1,500,000 shares of common stock for issuance under the plan. As of September 30, 1997, the Company issued 81,051 shares under this plan.

     In July 1996, the Company and IBM entered into an alliance in the field of campus networking switching products. The Company committed to grant IBM warrants to purchase up to 2,350,000 shares of Xylan common stock based on the achievement of specific business goals. The exercise price of the warrants was to be at a 25% premium over the Xylan closing stock price when earned. In connection with the signing of a Master Agreement between Xylan and IBM, all commitments to grant IBM warrants were cancelled.


NOTE 6.   Income Taxes

     For the three months ended September 30, 1997, the Company recorded an effective tax rate of 35%. The effective tax rate reduction from the previous quarters of 38%, before the recognition of the $4 million income tax benefit discussed below, resulted from the Company earning more tax-exempt interest income in the quarter ended September 30, 1997. For the three months ended June 30, 1997, the Company recorded an effective tax rate of approximately 38% and a $4 million income tax benefit for the recognition of deferred tax assets. The realization of the deferred tax assets resulted from the reversal of the valuation allowance based on management's assessment that it is more likely than not that the net deferred tax assets will be realized based on carryback potential, existing temporary differences and expectations of future taxable income levels. For the three months ended September 30, 1996, the Company recorded an effective tax rate of 38%.

     For the nine months ended September 30, 1997, the Company recorded an effective tax rate of approximately 37% and a $4 million income tax benefit for the recognition of deferred tax assets, discussed above. For the nine months ended September 30, 1996 the Company recorded an effective tax rate of approximately 32% due to the utilization of net operating loss carryforwards during the quarter ended March 31, 1996. The utilization of net operating loss carryforwards reduced the effective tax rate to 3% for the quarter ended March 31, 1996.

     For the quarters ended September 30, 1997, June 30, 1997 and September 30, 1996 the Company realized an income tax benefit of $866,000, $485,000 and $2.9 million, respectively, for certain stock option transactions. For the nine months ended September 30, 1997 and 1996 the income tax benefit for certain stock option transactions was $2.0 million and $4.7 million, respectively. This benefit is used to reduce taxable income prior to the utilization of net operating loss carryforwards, and results in a decrease in current income taxes payable and an increase in additional paid-in capital.

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


NOTE 7.   Computation Of Net Income Per Share

     Net income per share has been computed using the weighted average number of common and common equivalent shares outstanding using the treasury stock method, as adjusted for the two-for-one common stock split, effective as of February 28, 1996, for all periods presented. The difference between primary and fully diluted net income per share is immaterial for all periods presented. Shares used in the net income per share calculation are summarized as follows (in thousands):

                                                                  Three Months Ended
                                                         ---------------------------------------
                                                         September 30,   June 30,  September 30,
                                                             1997          1997        1996
                                                         -------------   --------  -------------
     Weighted average common stock outstanding..........    42,647        42,278      41,837
     Weighted average common stock equivalents..........     4,622         3,989       5,614
                                                            ------        ------      ------
      Shares used in net income per share calculation...    47,269        46,267      47,451
                                                            ======        ======      ======

                                                           Nine Months Ended September 30,
                                                           -------------------------------
                                                                 1997            1996
                                                                 ----            ----
     Weighted average common stock outstanding..........        42,398          40,332
     Weighted average common stock equivalents..........         4,424           5,988
                                                                ------          ------
      Shares used in net income per share calculation...        46,822          46,320
                                                                ======          ======

NOTE 8.   Segment Information

     For the quarter ended September 30, 1997, IBM and Alcatel accounted for 17% and 10%, respectively, of revenue. For the quarter ended June 30, 1997, IBM and Alcatel accounted for 21% and 12%, respectively, of revenue. For the quarter ended September 30, 1996, IBM, Hitachi Computer Products and Optical Data Systems accounted for 15%, 11% and 11%, respectively, of revenue.

     For the nine months ended September 30, 1997, IBM and Alcatel accounted for 21% and 10%, respectively, of revenue. For the nine months ended September 30, 1996, Hitachi Computer Products and NTT PC Communications, Inc. accounted for 17% and 13%, respectively, of revenue.

     Sales to customers outside of North America accounted for 54%, 54% and 39% of the Company's revenue in the quarters ended September 30, 1997, June 30, 1997, and September 30, 1996, respectively. Sales to customers outside of North America accounted for 54% and 55% of the Company's revenue in the nine months ended September 30, 1997 and 1996, respectively. However, these percentages may understate sales of the Company's products to international end users because certain of the Company's U.S.-based OEM partners sell the Company's products abroad.

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

Overview

     Xylan is a leading provider of high-bandwidth switching systems that enhance the performance of existing local area networks ("LANs") and facilitate migration to next generation networking technologies such as asynchronous transfer mode ("ATM"). From inception (July 9, 1993) to December 31, 1994, the Company was primarily engaged in product research and development and in the development of systems and operations. The Company began commercial shipments of its initial OmniSwitch products in January 1995. Since then, revenue has increased signifiantly on a yearly basis to an aggregate of $128.5 million in fiscal year 1996 from $29.7 million in fiscal year 1995. On a quarterly basis revenue increased to $53.5 million in the quarter ended September 30, 1997 from $35.4 million in the quarter ended September 30, 1996. The increases in revenue reflect substantial growth of the LAN switching market, the continued introduction by the Company of additional features and enhancements to its OmniSwitch product family and the introduction of the PizzaSwitch product, all of which expanded the portion of the market addressed by Xylan's Products. The increase in revenue was also the result of continued market acceptance of the Company's LAN switching products, and investment in sales and marketing efforts, including significant expansion of the Company's domestic and international product distribution network. The Company markets its products worldwide through OEM partners, system integrators and its own sales force and first achieved profitability in the fourth quarter of 1995. As of September 30, 1997, the Company had retained earnings of $18.8 million.

     The Company intends to increase significantly its investments in research and development, sales and marketing and related infrastructure. Such increases will be dependent on factors including the continued growth of the Company's revenues and the rate thereof, success in hiring the appropriate personnel and market acceptance of the Company's products. Due to the anticipated increases in the Company's operating expenses, the Company's operating results will be materially and adversely affected if revenue does not increase. Xylan's limited operating history makes the prediction of future annual or quarterly operating results difficult or impossible. Although the Company has generally experienced revenue growth since revenue was first recognized, such growth rates may not be sustainable and are not indicative of future operating results. There can be no assurance that the Company will sustain profitability.

Results Of Operations

Revenue

     Revenue for the quarter ended September 30, 1997 was $53.5 million compared to $45.1 million for the quarter ended June 30, 1997, an increase of 19%. Revenue for the quarter ended September 30, 1996 was $35.4 million. Comparing revenue for the quarter ended September 30, 1997 to the quarter ended September 30, 1996, revenue increased 51%. Revenue for the nine months ended September 30, 1997 was $146.6 million compared to $87.0 million for the nine months ended September 30, 1996. The increases in revenue were due to a number of factors, including, substantial growth of the LAN switching market, continued introduction by the Company of additional features and functions to its OmniSwitch product family, the introduction of the PizzaSwitch product family, continued market acceptance of the Company's LAN switching products, the addition of IBM as an OEM in July 1996 and the Company's investment in sales and marketing efforts. The relative contribution of most of these factors cannot be quantified, and future changes in an individual factor therefore cannot be used to predict future revenue growth.

     Under an agreement with IBM and the Company, IBM has the right to manufacture certain Company products after a specified period of time and pay a royalty to Xylan. As of September 30, 1997, the Company has earned no royalties. Product revenue could be adversely impacted if IBM elects to manufacture the Company's products.

     The Company markets its products worldwide through OEM partners, system integrators and a direct sales force. The following table sets forth the Company's revenue by sales channel and geographic region as a percentage of total revenue:


                                                      Three Months ended
                                             ----------------------------------
                                             Sept. 30,    June 30,    Sept. 30,
                                                1997        1997        1996
                                             ---------    --------    ---------
Channel:
 OEM partners                                    30%         35%         47%
 System Integrators                              41%         40%         37%
 Direct Sales (1)                                29%         25%         16%
                                                 ==          ==          ==

Region(2):
 North America                                   46%         46%         61%
 International                                   54%         54%         39%
                                                 ==          ==          ==
                                                 Nine Months ended Sept. 30,
                                                 ---------------------------
                                                     1997          1996
                                                     ----          ----
Channel:
 OEM partners                                         36%           46%
 System Integrators                                   40%           41%
 Direct Sales (1)                                     24%           13%
                                                      ==            ==

Region(2):
 North America                                        46%           45%
 International                                        54%           55%
                                                      ==            ==


(1) Direct sales also include sales to the government and carriers.

(2) These percentages may understate sales of the Company's products to international end users because certain of the Company's U.S.-based OEM partners sell the Company's products abroad.

     For the quarter ended September 30, 1997, IBM and Alcatel accounted for 17% and 10%, respectively, of revenue. For the quarter ended June 30, 1997, IBM and Alcatel accounted for 21% and 12%, respectively, of revenue. For the quarter ended September 30, 1996, IBM, Hitachi Computer Products and Optical Data Systems accounted for 15%, 11% and 11%, respectively, of revenue.

    For the nine months ended September 30, 1997, IBM and Alcatel accounted for 21% and 10%, respectively, of revenue. For the nine months ended September 30, 1996, Hitachi Computer Products and NTT PC Communications, Inc. accounted for 17% and 13%, respectively, of revenue.

Gross Profit

     Gross margins were 55.7%, 55.1% and 55.1% for the quarters ended September 30, 1997, June 30, 1997 and September 30, 1996, respectively. Gross margins were 55.9% and 54.1% for the nine months ended September 30, 1997 and 1996, respectively. The increase in gross margins when comparing the quarter ended June 30, 1997, to the quarter ended September 30, 1997, and the nine months ended September 30, 1996, to the nine months ended September 30, 1997 resulted from channel mix, component cost reductions due to increased manufacturing volume, the use of application specific integrated circuits ("ASICs") and design improvements. The Company's gross margins in the future will be affected by a number of factors, including competitive market pricing and discount levels, product mix, manufacturing volumes and fluctuations in component costs. After initial product introduction, the Company's strategy is to seek to reduce component costs, particularly by integrating newly developed ASICs into such products. In addition, the timing and execution of new product introductions and ASICs may impact gross margins and result in excess or obsolete inventories. The Company's gross margins may also fluctuate due to the mix of distribution channels employed. The Company expects to realize higher gross margins on direct sales than on sales through its OEM partners and system integrators. The Company has entered into an agreement with IBM and may in the future enter into additional OEM agreements, which could adversely affect its gross margins.

Research And Development Expenses

     Research and development expenses were $6.8 million, $6.1 million and $4.3 million for the quarters ended September 30, 1997, June 30, 1997 and September 30, 1996, respectively. This represents an increase of 11% from the second quarter of 1997 to the third quarter of 1997and an increase of 59% from the third quarter of 1996 to the third quarter of 1997. Research and development expenses were $18.4 million and $10.9 million for the nine months ended September 30, 1997 and 1996, respectively. This represents an increase of 68%. These increases were primarily due to the hiring of additional engineers and an increase in prototype material costs for new product development. As a percentage of revenue, research and development expenses were 13%, 14% and 12% for the quarters ended September 30, 1997, June 30, 1997 and September 30, 1996, respectively. For the nine months ended September 30, 1997 and 1996, research and development expenses as a percentage of revenues were 13%.

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

Sales And Marketing Expenses

     Sales and marketing expenses were $15.7 million, $13.9 million and $8.6 million for the quarters ended September 30, 1997, June 30, 1997 and September 30, 1996, respectively. For the nine months ended September 30, 1997 and 1996, sales and marketing expenses were $42.2 million and $21.4 million, respectively. This represents an increase of 13% from the second quarter of 1997 to the third quarter of 1997, an increase of 83% from the third quarter of 1996 to the third quarter of 1997 and an increase of 97% from the nine months ended September 30, 1996 to the nine months ended September 30, 1997. These increases were primarily due to expenses related to the addition of direct sales personnel throughout the United States, Europe and Asia, advertising and promotional campaigns in support of the Company's direct sales and system integrator channels and increased commission expenses on higher revenues. As the Company continues to expand its direct sales force, adding personnel and offices worldwide, and to introduce new products and enhancements to its existing products, it expects that sales and marketing expenses will continue to increase in 1997 in absolute dollars.

     As a percentage of revenue, sales and marketing expenses were 29%, 31% and 24% for the quarters ended September 30, 1997, June 30, 1997 and September 30, 1996, respectively. For the nine months ended September 30, 1997 and 1996, sales and marketing expenses as a percentage of revenues were 29% and 25%, respectively. The increase of sales and marketing expenses as a percent of revenue when comparing the three and nine months ended September 30, 1997 to the same periods in the prior year is due to the percentage increase in expenditures, as discussed above, being greater than the percentage increase in revenue.

General And Administrative Expenses

     General and administrative expenses were $1.8 million, $1.6 million and $1.0 million for the quarters ended September 30, 1997, June 30, 1997 and September 30, 1996, respectively. For the nine months ended September 30, 1997 and 1996, general and administrative expenses were $5.0 million and $3.1 million, respectively. As a percentage of revenue, general and administrative expenses were 3.3%, 3.5% and 2.9% for the quarters ended September 30, 1997, June 30, 1997 and September 30, 1996, respectively. For the nine months ended September 30, 1997 and 1996, general and administrative expenses as a percentage of revenues were 3.4% and 3.5%, respectively. As the Company continues to add personnel and introduce new products and enhancements to its existing products, it expects that general and administrative expenses will continue to increase in 1997 in absolute dollars.

Interest Income

     Interest income, net, was $1.6 million, $1.8 million and $1.9 million for the quarters ended September 30, 1997, June 30, 1997 and September 30, 1996, respectively. For the nine months ended September 30, 1997 and 1996, interest income was $5.2 million and $3.4 million, respectively. The decrease in interest income from the three months ended June 30, 1997, to the three months ended September 30, 1997, resulted from the Company earning more interest on tax-exempt investments which have a lower pre-tax yield but higher after-tax yield than taxable investments. The increase from the nine months ended September 30, 1996 as compared to the respective period of the current year is the result of interest income earned on the net proceeds of $87.4 million and $56.2 million from the Company's initial public offering in March 1996 and the Company's secondary public offering in May 1996, respectively.

Provision For Income Taxes

     For the three months ended September 30, 1997, the Company recorded an effective tax rate of 35%. The effective tax rate reduction from the previous quarters of 38%, before the recognition of the $4 million income tax benefit discussed below, resulted from the Company earning more tax-exempt interest income in the quarter ended September 30, 1997. For the three months ended June 30, 1997, the Company recorded an effective tax rate of approximately 38% and a $4 million income tax benefit for the recognition of deferred tax assets. The realization of the deferred tax assets resulted from the reversal of the valuation allowance based on management's assessment that it is more likely than not that the net deferred tax assets will be realized based on carryback potential, existing temporary differences and expectations of future taxable income levels. For the three months ended September 30, 1996, the Company recorded an effective tax rate of 38%.

     For the nine months ended September 30, 1997, the Company recorded an effective tax rate of approximately 37% and a $4 million income tax benefit for the recognition of deferred tax assets, discussed above. For the nine months ended September 30, 1996 the Company recorded an effective tax rate of approximately 32% due to the utilization of net operating loss carryforwards during the quarter ended March 31, 1996. The utilization of net operating loss carryforwards reduced the effective tax rate to 3% for the quarter ended March 31, 1996.

     For the quarters ended September 30, 1997, June 30, 1997 and September 30, 1996 the Company realized an income tax benefit of $866,000, $485,000 and $2.9 million, respectively, for certain stock option transactions. For the nine months ended September 30, 1997 and 1996 the income tax benefit for certain stock option transactions was $2.0 million and $4.7 million, respectively. This benefit is used to reduce taxable income prior to the utilization of net operating loss carryforwards, and results in a decrease in current income taxes payable and an increase in additional paid-in capital.

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

Liquidity And Capital Resources

     The Company's principal source of liquidity as of September 30, 1997, consisted of $35 million in cash and cash equivalents, $44 million in short-term investments and a $6 million bank credit facility. Additionally, the Company has $60 million in long term investments. For the nine months ended September 30, 1997 and 1996 cash provided by operating activities was $5.6 million, and $2.0 million, respectively. The Company believes that existing cash and investment balances and cash flow expected to be generated from future operations, will be sufficient to meet the Company's requirements for at least the next twelve months.

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

     Fluctuations In Operating Results. The Company's revenue and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including (i) the timing and amount of significant orders from the Company's OEM partners and system integrators, (ii) the Company's success in developing, introducing and shipping product enhancements, ASICs and new products, (iii) the ability to obtain sufficient supplies of sole or limited source components for the Company's products, (iv) the ability to attain and maintain production volumes and quality levels for its products (including ASICs), (v) the mix of distribution channels and products, (vi) new product introductions by the Company's competitors, (vii) pricing actions by the Company or its competitors, (viii) changes in material costs (ix) mix of products manufactured or purchased by IBM and (x) general economic conditions. See "Dependence on OEM Partners and System Integrators; IBM; Customer Concentration," "Dependence on Sole and Limited Source Suppliers and Availability of Components," "Substantial Increase in Manufacturing Operations; Dependence on Contract Manufacturing," "Competition," "Rapid Technological Change; New Products and Evolving Markets," "Uncertain Market Acceptance of the Company's Products; Product Concentration" and "Product Complexity". For example, the Company's revenue in the quarter ended June 30, 1997 declined as compared to the immediately preceding quarter primarily due to lower than expected orders from a large OEM customer, material availability for the Company's ATM switch product, and lower than expected shipments of the Company's new Ethernet/Fast Ethernet products.

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

     Competition. The market for network switching products is intensely competitive and subject to frequent product introductions with improved price/performance characteristics, significant price reductions, rapid technological change and continued emergence of new industry standards. Many networking companies, including Bay Networks, Inc., Cabletron Systems, Inc., Cisco Systems, Inc., FORE Systems, Inc. and 3Com Corporation, have introduced, or have announced their intention to develop, network switching products that are or will be competitive with the Company's products. In addition, many of the Company's large competitors offer customers a broader product line which provides a more comprehensive networking solution than the Company currently offers. Recent consolidations in the industry have resulted in competitors that may have broader product lines, greater access to capital or greater research and development resources which could adversely affect the ability of the Company to compete. Xylan expects that other companies will also enter markets in which the Company competes. In addition to competition from providers of network switching products, the Company expects to face competition from other vendors in the networking market who may incorporate switching functionality into their products or provide alternative network solutions. Furthermore, the Company's OEM partners may in the future develop competitive products and may then decide to terminate their relationships with the Company. In addition, certain of the Company's OEMs may sell competitive products using the Company's technology. Many of the Company's current and potential competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed customer base, than the Company. As a result, these competitors may be able to devote greater resources to the development, promotion, sale and support of their products than the Company. In addition, competitors with a larger installed customer base may have a competitive advantage over the Company when selling similar products or alternative networking solutions to such customers. Increased competition could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against either current or potential competitors in the future. See "Dependence on Proprietary Technology, Intellectual Property Litigation."

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

     Xylan's operational strategy relies on outsourcing of manufacturing. The Company currently subcontracts component procurement and printed circuit board assembly to a single company. The Company also subcontracts assembly of chasis to a number of companies, each of which specialize in the particular services provided. In connection with its operational strategy, the Company is seeking to secure additional sources of supply, including additional contract manufacturers. The Company has experienced in the past, and may in the future experience, problems with its contract manufacturers, such as inferior quality, insufficient quantities and late delivery of product. While such problems have not resulted in any material liabilities from the Company to its customers or end-users to date, there can be no assurance that such problems will not generate material liabilities for the Company or adversely impact the Company's relations with its customers and end-users in the future. During 1996, the Company agreed to loan up to $10 million to its contract manufacturer that performs circuit board assembly. The loan, which assists the contract manufacturer to meet the Company's increasing production requirements, is non-interest bearing, does not have a defined due date and is secured by raw materials and electronic components purchased by the contract manufacturer. At August 6, 1997, the note had an outstanding balance of $7.5 million. Also, during 1996 and 1997, the Company guaranteed up to $5.0 million of such contract manufacturer's debt for certain raw material and electronic component purchases. Any additional loans or guaranties to the Company's contract manufacturer, or defaults or financial insolvency of the contract manufacturer, could have an adverse effect upon the Company's business, operating results and financial condition. In addition, the Company may in the future experience pricing pressure from its contract manufacturers. To date, the Company has had only limited experience with the use of contract manufacturers. There can be no assurance that the Company will effectively manage its contract manufacturers or that these manufacturers will meet the Company's future requirements for timely delivery of products of sufficient quality and quantity. The Company intends to introduce a number of new products and product enhancements in 1997 and 1998, which will require that the Company rapidly achieve volume production by coordinating its efforts with those of its suppliers and contract manufacturers. Certain of the Company's products in development will require contract manufacturers to adopt or develop advanced manufacturing techniques, which could inhibit volume manufacturing of those products. The inability of Xylan's contract manufacturers to provide it with adequate supplies of high-quality products on-time or the loss of any of the Company's contract manufacturers could cause a delay in Xylan's ability to fulfill orders while the Company identifies a replacement manufacturer and could have a material adverse effect upon the Company's business, operating results and financial condition.

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

     Dependence on OEM Partners and System Integrators; IBM; Customer Concentration. The Company pursues a sales and marketing strategy focused on developing three channels of distribution for its products: worldwide OEM partners, system integrators and direct sales. The Company has established OEM partnerships with leading communications and networking companies, including IBM, and Alcatel N.V. ("Alcatel"). In November 1996, the Company entered into an OEM agreement with Samsung Electronics Company Ltd. ("Samsung") and also signed a licensing agreement with Samsung under which the Company will modify its OmniVision network management software to control Samsung's ATM switches, in addition to Xylan's LAN switches. Samsung will also be combining Samsung's ATM switching technology, Xylan's LAN switching technology and the new integrated network management system to provide a complete solution to the needs of Samsung's customers.

     In the field of campus network switching products, IBM and Xylan are offering the other company's campus switch products for resale. For the quarter ended September 30, 1997, sales to IBM comprised 17% of the Company's revenue. There is no assurance that IBM will continue to purchase the Company's products. In addition, the Company has limited information as to the sell-through of its products by IBM. There is no assurance that even if IBM does purchase such products, that IBM will sell such products to its customers. Both companies have the right to manufacture and sell certain of each other's campus switching products in exchange for a royalty. As of September 30, 1997, no royalties have been earned by either company. However, sales by IBM of IBM manufactured or other campus switch products could have a material adverse effect on the Company's product revenues. In addition, the parties have formed a joint development organization to develop new products using certain of the other company's LAN technology. Any reduction or delay in sales of the Company's products by IBM could have a material adverse effect on the Company's business, financial condition and results of operations.

     Although there is a large number of end-users of Xylan's products, the Company's customer base is highly concentrated and a relatively small number of customers have accounted for a significant portion of the Company's revenue to date. The Company's OEM partners and system integrators account, and are expected to continue to account, for a substantial portion of the Company's net revenue. As a percentage of revenue, aggregate sales to OEM partners and system integrators accounted for 30% and 42%, respectively, for the quarter ended September 30, 1997, and 47% and 37%, respectively, for the quarter ended September 30, 1996. Each of the Company's OEM partners and system integrators can cease marketing the Company's products with limited notice to Xylan and with little or no penalty. In addition, the Company's agreements with its OEM partners and system integrators generally provide for discounts based on expected or actual volumes of products purchased or resold by the reseller in a given period and do not require minimum purchases. Certain of these agreements provide manufacturing rights and access to source code upon the occurrence of specified conditions or defaults.

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

     Management of Growth. The Company's recent growth has placed a significant strain on the Company's financial and management personnel and information systems and controls. This growth has resulted in a continuing increase in the level of responsibility for both existing and new management personnel. The Company recently has implemented and continues to implement new and enhanced financial and management information systems and controls and is training its personnel to operate such systems. Any difficulty in the operation of such new and enhanced systems or the training of personnel, or any disruptions in the transition to such new or enhanced systems and controls, could adversely affect the Company's ability to accurately forecast sales demand and calibrate manufacturing to such demand, to calibrate purchasing levels, to accurately record and control inventory levels, and to record and report financial and management information on a timely and accurate basis Due to its rapid growth the Company experienced each of these problems in the past. The occurrence or recurrence of any of these events could have a material adverse effect on the Company's business, financial condition and results of operations.

     Rapid Technological Change; New Products and Evolving Markets. The market for the Company's products is characterized by frequent new product introductions, rapidly changing technology and continued emergence of new industry standards, any of which could render Xylan's existing products obsolete. The Company's success will depend to a substantial degree upon its ability to develop and introduce in a timely fashion new products and enhancements to its existing products that meet changing customer requirements and emerging industry standards. The development or acquisition of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. There can be no assurance that the Company will be able to identify, develop, manufacture, market, support or acquire new or enhanced products successfully or on a timely basis, that new Company products will gain market acceptance or that the Company will be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. In addition, the Company has on occasion experienced delays in the introduction of new products and product enhancements. Such delays have, and any future delays could have, a material adverse effect on the Company's business, operating results and financial condition. Furthermore, from time to time, the Company may announce new products or product enhancements, capabilities or technologies that have the potential to replace or shorten the life cycle of the Company's existing product offerings and that may cause customers to defer purchasing existing Company products or cause resellers to return products to the Company. The market for LAN switching products is evolving and the Company believes its ability to compete successfully in this market is dependent upon the continued compatibility and interoperability of its products with products and architectures offered by various vendors, including workstation and personal computer architectures and computer and network operating systems. There can be no assurance that the Company will be able to effectively address the compatibility and interoperability issues raised by technological changes or evolving industry standards.

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

     The Company is also subject to the risk of adverse claims and litigation alleging infringement of intellectual property rights of others. On June 8, 1995, a suit alleging misappropriation of trade secrets, infringement of U.S. Patent No. 5,394,402 and improper hiring of employees was brought against Xylan by Ascom Timeplex Inc. ("Ascom Timeplex") in the U.S. District Court for the Central District of California in Los Angeles, California, seeking injunctive relief and unspecified monetary damages The Company and Ascom Timeplex have signed a binding memorandum of understanding to settle this litigation and dismiss all of Ascom Timeplex's charges against the Company and against Steve Y. Kim, John Bailey and another employee named in Ascom Timeplex's complaint, and otherwise release the parties from all claims. The settlement also involves a royalty-free license to the Company of Ascom Timeplex's virtual LAN technology covered by the patent and a royalty-free license to Ascom Timeplex of certain technology embodied in the Company's currently available products for use in and in connection with Ascom Timeplex's Synchrony product family. These licenses are not assignable other than to a successor-in-interest to Ascom Timeplex. The Company also undertakes to transfer a copy of the licensed technology to Ascom Timeplex and for a specified time not to hire Ascom Timeplex employees. The release by Ascom Timeplex is conditioned on transfer of this technology. While the court dismissed Ascom Timeplex's charges with prejudice in connection with the settlement, there can be no assurance that future disputes will not arise between the parties with respect to the settlement or otherwise.

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

     International Operations. Sales to customers outside of North America accounted for approximately 54% and 39% of the Company's revenue for the quarters ended September 30, 1997 and 1996, respectively. However, these percentages may understate sales of the Company's products to international end users because certain of the Company's U.S.-based OEM partners sell the Company's products abroad. The Company's international sales are conducted primarily through its OEM partners and independent territory-specific system integrators. Failure of the Company's OEM partners and system integrators to effectively market the Company's products internationally or the loss of any of these resellers could have a material adverse effect on the Company's business, operating results and financial condition. A number of additional risks are inherent in international operations. The Company's international sales currently are U.S. dollar- denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in international markets. International sales may also be limited or disrupted by the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, currency exchange fluctuations, political instability, trade restrictions and changes in tariffs. The Company's operating results could also be adversely affected by seasonality of international sales. These international factors could have a material adverse effect on future sales of the Company's products to international end-users and, consequently, the Company's business, operating results and financial condition.

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

     Anti-Takeover Provisions. Certain provisions of the Company's charter documents, including provisions eliminating the ability of shareholders to take action by written consent and limiting the ability of shareholders to raise matters at a meeting of shareholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of the Company, which could have an adverse effect on the market price of the Company's Common Stock. In addition, effective upon qualification of the Company as a "listed corporation," as defined in Section 301.5(d) of the California Corporations Code (the "California Code"), the Company's charter documents will eliminate cumulative voting and provide that the Company's Board of Directors will be divided into two classes, each of which serves for a staggered two-year term, which may make it more difficult for a third party to gain control of the Company's Board of Directors. The Board of Directors has authority to issue up to 5,000,000 shares of Preferred Stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares without any further vote or action by the shareholders. In addition, on April 17, 1997, the Company's Board of Direcotrs declared a dividend of one right (a "Right") to purchase 1/1000th of a share of Series A Participating Preferred Stock (the "Series A Preferred") on each share of Common Stock. The Rights will become exercisable only if a person or group acquires 15.0% or more of the Company's Common Stock (in the case of Steve Y. Kim, Yuri Pikover, John L. Walecka or Brentwood Associates VI, L.P., this threshold only applies to shares acquired after April 17, 1997 and if such acquisition is not approved by the Board of Directors) or announces a tender or exchange offer, the consummation of which would result in ownership by a person or a group of 15.0% or more of the Company's Common Stock. Each Right has an exercise price of $75.00 for each 1/1000th of a share of Series A Preferred.

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

     In October 1996, Steve Kim and Yuri Pikover, executive officers and members of the Board of Directors of the Company, entered into a program of periodic sales of shares of their Xylan Common Stock through a blind trust for the purpose of diversifying their personal holdings. At the beginning of each calendar quarter, Steve Kim and Yuri Pikover will deliver 125,000 and 55,000 shares, respectively, to their blind trust for sale within the quarter, provided, however, the amount of shares delivered by Mr. Kim will be reduced to 80,000 shares commencing with the second quarter of 1998. Furthermore, the trust for Steve Kim's children will sell 25,000 shares and Yuri Pikover's trusts will sell 20,000 shares within each quarter. In addition, certain of the venture capital partnerships that invested in the Company have begun to distribute portions of their holdings to their general and limited partners, who in turn have begun to resell such shares on the open market. Any such sales by insiders or distributions by large investors may also have an adverse effect on the market price of the Company's Common Stock. In addition, recent changes in the rules regarding resales of restricted securities pursuant to Rule 144 of the Securities Act of 1933, as amended, may result in a greater number of shares of the Company's Stock becoming available for resale sooner than anticipated, and could have an adverse effect on the market price of the Company's Stock.

                         PART II  --  OTHER INFORMATION


ITEM 1. Legal Proceedings

    None.


ITEM 2. Changes in Securities and Use of Proceeds

    None.


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

 10.7      Lease Agreement between the Registrant and Malibu Canyon Office
           Partners, L.P. dated as of April 14, 1994, as amended November 3,
           1994, January 2, 1995, and April 25, 1995. (1)

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


     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by Xylan during the quarter ended September 30, 1997.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       XYLAN CORPORATION



                                       By: /s/ Dale J. Bartos
                                           ------------------
Date:  November 12, 1997                   Dale J. Bartos
                                           Vice President and Chief Financial
                                             Officer (Principal Financial and
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