Form 10-K
period 1997-12-31
XYLAN CORP
filed 1998-03-31
CIK 914698

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                ________________

                                   FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                                      1934


                  For the Fiscal Year Ended December 31, 1997

                        Commission file number: 0-27764

                               XYLAN CORPORATION
    (Exact name of Registrant as specified in its Articles of Incorporation)

                 CALIFORNIA                      95-4433911
            (State of Incorporation)    (I.R.S. Employer Identification No)



                  26707 WEST AGOURA ROAD, CALABASAS, CA 91302
                    (Address of principal executive offices)

                                 (818) 880-3500
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.001 PAR VALUE

                        PREFERRED STOCK PURCHASE RIGHTS

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]   NO [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $599,037,019 as of February 27, 1998, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  There were 43,375,547 shares of Registrant's Common Stock issued and outstanding as of February 27, 1998.
                           _________________________

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated in Part III of this Annual Report on Form 10-K.

                               XYLAN CORPORATION

                          1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


PART I

ITEM 1.      BUSINESS................................................    3

ITEM 2.      PROPERTIES..............................................   10

ITEM 3.      LEGAL PROCEEDINGS.......................................   10

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS.................................................   10

PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON STOCK
             AND RELATED SHAREHOLDERS MATTERS........................   11

ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA....................   21

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.....................   22

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............   27

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.....................   27

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE
             REGISTRANT..............................................   28

ITEM 11.     EXECUTIVE COMPENSATION..................................   29

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT...................................   29

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........   29

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
             AND REPORTS ON FORM 8-K.................................   30

                             INTRODUCTORY STATEMENT

  Except for the historical information contained in this Annual Report on Form 10-K, the matters discussed herein may include forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, the timing of orders and shipments, the timely development and market acceptance of new products, the impact of competitive products and pricing, the quality of the Company's products, the Company's ability to further expand into domestic and international markets and other risks detailed below in the "Certain Risk Factors" section and included from time to time in the Company's other SEC reports and press releases, copies of which are available from the Company upon request. The Company assumes no obligation to update any forward-looking statements contained herein.

  Xylan was incorporated in California in July 1993. The Company's executive offices are located at 26707 West Agoura Road, Calabasas, California 91302, and its telephone number at that location is (818) 880-3500.

  References made in this Annual Report on Form 10-K to "Xylan Corporation" or the "Company" refer to Xylan Corporation and its subsidiaries. The following Xylan Corporation trademarks are mentioned in this Annual Report: Xylan(R), PizzaSwitch(R) and OmniSwitch(R) are registered trademarks of the Company, and AutoTracker(TM), X-Vision(TM), OmniStack(TM) and X-Cell(TM) are trademarks of the Company.


                                     PART I

Item 1.   BUSINESS

OVERVIEW

  Xylan Corporation ("Xylan" or the "Company") is a leading provider of high-bandwidth switching systems that enhance the performance of existing local area networks ("LAN") and facilitate migration to next-generation networking technologies such as Asynchronous Transfer Mode ("ATM"). Current hub and router-based networks are facing performance degradation due to the continued growth in the size of networks, increasing demands of high-performance personal computers and workstations, and emergence of graphical applications, such as Intranet/Java applications, document image processing, desktop video, medical imaging, modeling and simulation, and the World Wide Web. To address these issues, a new generation of switched technologies has emerged, including LAN switching, ATM switching, and layer-three switching.

  Xylan offers the OmniSwitch, OmniStack and PizzaSwitch product families, which support all popular LAN types with "any-to-any" MAC-layer translation, and allow the use of LAN switches in place of shared-media hubs. The Company's switches are based on a distributed, modular, multiprocessor architecture that currently combines LAN switching, virtual LANs, ATM switching, wide area access, security, and layer-three switching in a single product, and which allows switching performance to increase in linear proportion to the number of ports. The Company has developed and continues to develop custom chips (ASICs, or application-specific integrated circuits) providing important feature differentiation for integration into its product line.

  Xylan has strategic OEM partnerships with leading communications and networking companies, including Alcatel and IBM that have significant customer relationships already in place. Xylan pursues direct sales to organizations in North America with large networking requirements and employs network integrators to target customers worldwide. The Company's products have been deployed by a broad range of organizations, ranging from companies in the telecommunications, manufacturing, medical, computer services, media and finance/insurance industries to educational institutions and the federal government.

XYLAN SOLUTION

  Xylan was founded to provide high-bandwidth switching systems that enhance the performance of existing LANs and facilitate migration to next generation networking technologies such as ATM. The Company's products accomplish these goals by: providing "any-to-any" MAC-layer translation; supporting widely used LAN types such as Ethernet, Fast Ethernet, token ring, ATM, and Fiber Distributed Data Interface ("FDDI"); and enabling the customer to replace shared-media hubs with LAN switches. Xylan's AutoTracker product is designed to support powerful, flexible virtual LANs and to simplify network management.

  Xylan has designed its product architecture specifically to support LAN switching, ATM switching, virtual LANs, security, and routing. The Company's switches are based on a distributed, modular, multiprocessor architecture. This architecture allows switching performance to increase in linear proportion to the number of ports, unlike many other switches based on a central switching engine, which generally cannot increase performance as ports are added. The Company's virtual LAN capability is integrated directly into its hardware architecture and controlled by distributed reduced instruction set computing ("RISC") processors and ASICs to achieve high throughput and flexibility. Xylan's products can switch within virtual LANs and route between them, and can establish security firewalls between them. The Company has also developed a substantial number of LAN interface modules, enabling the customer to tailor the product to a particular application. The Company continues to develop ASICs to provide unique functionality, increase system performance and reduce costs.

PRODUCTS AND TECHNOLOGY

  Xylan offers a family of products that are designed to serve as a complete switching system for a building or campus. The Company's OmniSwitch, OmniStack, and PizzaSwitch products provide flexible high-end LAN switching, virtual LANs, high-speed routing, ATM switching, layer-three switching, wide-area access and comprehensive network management capabilities. The Company's OmniVision software provides a graphical network management capability designed to be compatible with the user's network environment.

 OmniSwitch

  The OmniSwitch is a modular, chassis-based switch that provides high performance LAN switching, routing, layer-three switching, and ATM switching. The OmniSwitch supports a variety of LAN types, interconnecting Ethernet, Fast Ethernet, token ring, FDDI, frame relay, and ATM with any-to-any MAC-layer protocol translation. The Company offers the OmniSwitch in three-slot, five-slot, and nine-slot enclosures, which can be configured with a mix of switching modules to meet a customer's specific needs. All three enclosures use the same hardware and software and offer redundant, load-sharing power supplies with separate AC or DC inputs. The OmniSwitch is designed to be located either in the customer's wiring closet or in the computer room. The list price for a fully configured OmniSwitch typically ranges from $10,000 to $100,000, depending on the configuration necessary to meet the needs of a specific customer. A network could use one OmniSwitch or could use hundreds, depending on network size and the extent to which switching is deployed.

  The Xylan OmniSwitch family of products is based on a distributed, modular, multiprocessor, and multi-ASIC switching architecture. This distributed architecture eliminates the traditional central switching engine, enabling data to move more quickly through the Company's switching modules. In addition, users can increase the processing capacity of an OmniSwitch by simply adding switching modules.

  The OmniSwitch serves as a platform for a broad array of LAN, ATM, and wide area switching modules. Each module not only provides connections for user equipment, but also acts as an independent switching engine, communicating directly with other modules in the OmniSwitch.

 OmniStack

  The Company announced its OmniStack series of products in March of 1998. The OmniStack is designed to be more cost effective in smaller configurations. The OmniStack is based on the same system architecture and incorporates many of the same LAN switching and software capabilities as the OmniSwitch. Consequently, the OmniStack units incorporate many of the features and functionality of the OmniSwitch that are lacking in traditional small switches, making the OmniStack suitable for a wider range of customers and applications. The OmniStack units may be used alone in a small network or in combination with multiple OmniSwitch and/or OmniStack devices in a larger network. While the OmniSwitch is fully modular, the OmniStack units combine a number of Ethernet or 10/100 (Ethernet / Fast Ethernet) ports with a small number of modular high-speed ports, which are scheduled to be Fast Ethernet, Gigabit Ethernet, ATM or various wide area interfaces. The OmniStack is designed to be located either in the customer's wiring closet or in the computer room. The list price for a fully configured OmniStack typically ranges from $3,350 to $37,000, depending on the configuration necessary to meet the needs of a specific customer.

 PizzaSwitch

  The Company's PizzaSwitch product, which was introduced during the first quarter of 1996, is based on the same system architecture and incorporates many of the same LAN switching and software capabilities as the OmniSwitch. The PizzaSwitch will be used in applications which require a small access switch with FDDI uplinks.

 AutoTracker-Virtual LANs

  The OmniSwitch and OmniStack hardware and software architectures were designed to support flexible virtual LANs. The Company's AutoTracker capability allows a network manager to group devices logically, rather than physically, using policy-based management. Workstation movements can be automatically tracked for the network manager through the network. Virtual LAN processing is integrated into the OmniSwitch and OmniStack hardware and software architecture in order to maintain switching performance. A virtual LAN supported by AutoTracker can include any combination of LAN types supported by the OmniSwitch and the OmniStack. For example, a single virtual LAN could include Ethernet and token ring workstations as well as FDDI and ATM servers. Virtual LANs supported by AutoTracker can span multiple switches, across FDDI, Fast Ethernet, Gigabit Ethernet, and/or ATM backbones. Any given workstation or server can belong to as many as 31 virtual LANs. AutoTracker also allows workstations attached to a single hub to be assigned to different virtual LANs.

 Vision Network Management

  Xylan's X-Vision network management software operates within a customer's existing network management environment. It supports the OmniSwitch, OmniStack and PizzaSwitch products with a graphical interface which operates on industry-standard applications for both Windows (Hewlett-Packard's OpenView) and UNIX (OpenView, SunSoft's SunNet Manager and IBM's NetView for AIX). Network managers can also control the OmniSwitch, OmniStack and PizzaSwitch with an ASCII menu-driven interface.

 ATM Switching Technology

  Xylan has incorporated ATM switching capability into the OmniSwitch. The Company believes that its ATM switching architecture, Distributed Input Buffering with Output Control, allows both data-based and real-time traffic to be handled with minimal cell loss even under heavy loads. Video streams and other real-time traffic are also supported. The ATM switching capability, known as X-Cell, supports large cell buffers, offers intelligent cell discard mechanisms, and supports a number of important ATM Forum standards.

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

  The Company is focusing development efforts on expanding the LAN and ATM interfaces and routing protocol capabilities of its products, supporting carrier services and additional industry standards, adding higher capacity platforms and expanding the Company's network management capabilities. In addition, Xylan has devoted and continues to devote significant resources to the design, simulation and fabrication of ASICs to provide differentiated functionality, reduce costs and increase the performance of its products. No assurances can be given that the Company will be able to introduce any or all of these products, or any future products, on a timely basis, if at all. Furthermore, there can be no assurance that the Company will be able to identify, develop, manufacture, market, or support new products, or enhancements to its existing products successfully or on a timely basis, that new Company products will gain market acceptance or that the Company will be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards.

  The Company's research and development expenditures totaled $25.9 million, $15.8 million and $7.2 million for the years ended December 31, 1997, 1996, and 1995, respectively. At December 31, 1997, the Company employed 187 employees in research and product development. The Company performs its research and product development activities at its headquarters and in offices located in Irvine, CA; San Diego, CA; San Jose, CA; Acton MA; Raleigh, NC; Minneapolis, MN; and Salt Lake City, UT. The Company is seeking to hire additional skilled development engineers, who are currently in short supply. The Company's business, operating results and financial condition could be adversely affected if it encounters delays in hiring required engineers.

SALES AND MARKETING

  The Company's sales and marketing strategy is focused on three channels of distribution: worldwide OEM partners, network integrators in North America and overseas, and direct sales. In general, the Company's resale agreements with its OEM partners and system integrators are not exclusive and each of the Company's OEM partners and system integrators can cease marketing the Company's products at their option with limited notice and with little or no penalty. In addition, these agreements generally provide for discounts based on expected or actual volumes of products purchased or resold by the reseller and OEM in a given period and do not require minimum purchases. Certain of these agreements provide manufacturing rights and access to source code upon the occurrence of specified conditions or defaults.

 OEM Partners

  The Company has established OEM partnerships with leading communications and networking companies, including Alcatel and IBM. For the year ended December 31, 1997, IBM and Alcatel accounted for 21.5% and 11.6% of revenue, respectively. Each of the Company's OEM partners resells the Company's products under its own name. Certain of them have also agreed to supply Xylan with technology to be incorporated into the OmniSwitch. Each of Xylan's OEM partners is a major system integrator, as well as a manufacturer. The Company believes that its OEM partnerships enhance its ability to sell to large organizations because these resellers have long-term supplier relationships with these potential customers, and because certain end user organizations prefer to do business with very large suppliers. Since OEM partners provide support to their customers, Xylan is also able to focus its support efforts on its direct customers, and on training and high-level backup support to OEM partners and system integrators.

 System Integrators

  The Company also currently sells its products through more than 100 system integrators worldwide. The Company's system integrators supplement the direct and OEM channels. System integrators generally are responsible for system installation, technical support, and follow-on services to customers in their respective territories. System integrators accounted for approximately 38% of revenue for the year ended December 31, 1997. No individual network integrator accounted for more than 10% of the Company's revenue in 1997.

 Direct Sales in North America

  Xylan conducts direct sales to end users in North America to focus on major account sales, promote the Company's products, and ensure direct contact with the Company's current and potential customers. Xylan's sales organization also provides support to OEM partners and system integrators, assists end user customers in addressing complex switching problems, and promotes the features and capabilities of the Company's products. In addition, the Company believes that direct sales help the Company to monitor changing customer requirements.

 Xylan's International Sales Organization

  The Company has designed its products and established its marketing and sales channels to address the global market opportunities for switching products. The Company's international sales are conducted primarily through its OEM partners, worldwide network integrators and territory-specific network integrators. The Company believes that there is a strong international market for its products. Sales to customers outside of North America accounted for approximately 53% of the Company's revenue for the year ended December 31, 1997, with approximately 22% and 28% of 1997 revenue being attributable to sales to customers in Asia-Pacific and Europe, respectively. However, these percentages may understate sales of the Company's products to international end users because certain of the Company's U.S.-based OEM partners market the Company's products abroad. The Company's international sales organization provides support to OEM partners and system integrators and promotes the features and capabilities of the Company's products.

 End Users

  The Company's products have been deployed by a broad range of organizations, ranging from companies in the telecommunications, manufacturing, medical, computer services, media and finance/insurance industries to educational institutions and the federal government.

 Marketing

  The Company has a number of marketing programs to support the sale and distribution of its products. The objective of these programs is to inform OEM partners, system integrators, and prospective end user customers about the capabilities and benefits of the Company's products. Marketing programs include participation in industry tradeshows, technical conferences and technology seminars; preparation of competitive analyses; sales training; publication of technical and educational articles in industry journals; presentation of Xylan-specific seminars; maintenance of Xylan's World Wide Web site; advertising; public relations; and direct mail distribution of Company literature.

CUSTOMER SERVICE AND SUPPORT ENGINEERING

  Xylan's customer service and support organization installs, maintains and supports products sold in North America directly to end users by the Company, and provides technical support to the Company's OEM partners and network integrators. The Company's OEM partners and system integrators generally provide installation, maintenance and support services to their customers, with the Company providing backup support.

  The Company offers maintenance programs in North America that provide seven days a week and 24 hours a day technical phone support; software updates; and on-site hardware replacement through a network of service delivery partners. Xylan employs systems engineers who work closely with the Company's OEM partners, system integrators, and sales personnel to assist end users with pre- and post-sales support. These systems engineers provide input to the product development process based on their experiences in the field.

  Xylan typically provides its system integrators with a one-year hardware warranty and a three-month software warranty, commencing on product shipment. Warranty terms for OEM partners are negotiated individually.

MANUFACTURING

  Xylan's manufacturing operations consist primarily of material planning and procurement, final assembly, software loading, test and quality assurance. Xylan's operational strategy relies on outsourcing of manufacturing to reduce fixed costs and to provide flexibility in meeting market demand. The Company currently subcontracts component procurement and kitting and printed circuit board assembly to two companies that specialize in these services. The printed circuit board-based modules produced by its contract manufacturers are inserted into product enclosures in combination with Xylan's software to meet the needs of individual customers.

  In connection with its outsourcing strategy, the Company is seeking to secure additional sources of supply, including additional contract manufacturers. The Company has experienced in the past, and may in the future experience, problems with its contract manufacturers, such as quality, quantity and on-time delivery. In addition, the

Company may in the future experience pricing pressures from its contract manufacturers. To date, the Company has had only limited experience with the use of contract manufacturers. There can be no assurance that the Company will effectively manage its contract manufacturers or that these contract manufacturers will meet the Company's future requirements for timely delivery of products of sufficient quality and quantity. The Company intends to introduce a number of new products and product enhancements in 1998, which will require that the Company rapidly achieve volume production by coordinating its efforts with those of its suppliers and contract manufacturers. Certain of the Company's products in development will require contract manufacturers to adopt or develop advanced manufacturing techniques, which could inhibit volume manufacturing of those products. The inability of Xylan's contract manufacturers to provide it with adequate supplies of high-quality products or the loss of any of the Company's contract manufacturers could cause a delay in Xylan's ability to fulfill orders while the Company identifies a replacement manufacturer and could have a material adverse effect on the Company's business, operating results and financial condition.

  The Company uses a rolling six-month forecast based on anticipated product orders to determine its general materials and component requirements. Lead times for materials and components ordered by the Company vary significantly, and depend on factors such as the specific supplier, contract terms, and demand for a component at a given time. Currently, the Company acquires materials and completes certain standard subassemblies based on the Company's forecast. Upon receipt of firm orders from customers, the Company assembles fully-configured systems and subjects them to a number of tests before shipment. If orders do not match forecasts, the Company may have excess or inadequate inventory of certain materials and components. The Company continues to implement new and enhanced financial and management information systems and controls and to train its personnel to operate such systems. Any difficulty in the operation of such new and enhanced systems and controls or the training of personnel, or any disruptions in the transition to such new and enhanced systems and controls, could adversely affect the Company's ability to accurately forecast sales demand and calibrate manufacturing to such demand, to calibrate purchasing levels and to accurately record and control inventory levels and to record and report financial and management information on a timely and accurate basis.

  Although the Company generally uses standard parts and components for its products, many key components used in the manufacture of the Company's products are currently purchased only from single or limited sources. At present, single-sourced components include ASIC's, certain processors, programmable integrated circuits, selected other integrated circuits, cables, and custom-tooled sheet metal; and limited-sourced components include flash memories, DRAMs and printed circuit boards. The Company generally does not have long-term agreements with any of these single or limited sources of supply. The Company is in the process of incorporating additional ASICs in many of its products. Each of these ASICs is initially being manufactured only by a single source, particularly LSI Logic Corporation and, accordingly, the risks of relying on sole sources is expected to increase. Any interruption in the supply of any of these components, or the inability of the Company to procure these components from alternate sources at acceptable prices and within a reasonable time, could have a material adverse effect upon the Company's business, operating results, and financial condition. Qualifying additional suppliers is time-consuming and expensive and the likelihood of errors is greater with new suppliers. From time to time the Company has experienced shortages and allocations of certain components and has experienced delays in fulfilling orders while waiting to receive the necessary components. Given current worldwide demand for integrated circuits and certain other components used by the Company, such shortages and allocations are likely to occur again in the future and could have a material adverse effect on the Company's business, operating results, and financial condition.

COMPETITION

  The market for network switching products is intensely competitive and subject to frequent product introductions with improved price/performance characteristics, rapid technological change and continued emergence of new industry standards. Many networking companies, including Bay Networks, Inc., Cabletron Systems, Inc., Cisco Systems, Inc., FORE Systems, Inc. and 3Com Corporation have introduced, or have announced their intention to develop, network switching products that are or will be competitive with the Company's products. In addition, many of the Company's large competitors offer customers a broader product line which provides a more comprehensive networking solution than the Company currently offers. Recent consolidations in the industry have resulted in competitors that may have broader product lines, greater access to capital, or greater research and development resources which could adversely affect the ability of the Company to compete. Xylan expects that other companies will also enter markets in which the Company competes. In addition to competition from providers of network switching products, the Company expects to face competition from other vendors in the networking market who may incorporate switching functionality into their products or provide alternative network solutions. Furthermore, the Company's OEM partners may in the future develop competitive products and may then decide to terminate their relationships with the Company. Many of the Company's current and potential competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed customer base, than the Company. As a result, these competitors may be able to devote greater resources to the development, promotion, sale and support of their products than the Company. In addition, competitors with a larger installed customer base may have a competitive advantage over the Company when selling similar products or alternative networking solutions to such customers. Increased competition could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against either current or potential competitors in the future.

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

  The Company's international business is subject to risks customarily encountered in foreign operations, including changes in a specific country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, the overlap of different tax structures, unexpected changes in regulatory requirements and natural disasters. For example, due to the recent financial turmoil in Asia, the Company's revenues from Asia declined from 25% in the third quarter of 1997 to 18% in the fourth quarter.

EMPLOYEES

  As of December 31, 1997, the Company employed 721 persons, including 187 in research and product development, 361 in sales and marketing, 116 in operations and 57 in finance and administration. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its relationship with its employees is good.

  Competition for qualified personnel in the computer networking and communications industry is intense. There can be no assurance that the Company will be successful in retaining its key employees or that it can attract the additional skilled personnel required for the Company's future growth. In addition, companies in the networking industry whose employees accept positions with competitive companies frequently claim that their competitors have engaged in unfair hiring practices. Xylan has, from time to time, received such claims from other companies and although claims to date have not resulted in material litigation other than in connection with Ascom Timeplex, there can be no assurance that the Company will not receive additional claims in the future as it seeks to hire qualified personnel or that such claims will not result in material litigation involving the Company. The Company could incur substantial costs in defending itself against any such claims, regardless of the merits of such claims.

ITEM 2.   PROPERTIES

  The Company leases approximately 94,500 square feet of office, development and manufacturing space in three adjacent facilities in Calabasas, California. The current leases on this space expire through October 2002. The Company also has approximately 97 sales and support offices worldwide. For additional information regarding the Company's obligations under such leases, see the notes to Consolidated Financial Statements. Xylan needs to obtain additional office, development and manufacturing space to accommodate expected business growth during 1998. There can be no assurance that such additional facilities will be available in a timely manner or on commercially reasonable terms.

ITEM 3.   LEGAL PROCEEDINGS

  The Company may in the future be, party to litigation arising in the course of its business. There can be no assurance that the Company's insurance coverage will be adequate to cover all liabilities arising out of any such claims or that any claim will be covered by the Company's insurance.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
          MATTERS

  The Company's Common Stock is traded on the NASDAQ National Market under the symbol "XYLN". As of February 27, 1998, the Company had approximately 421 shareholders of record. Since many shareholders are listed under their brokerage firm's name, the actual number of shareholders is higher. On February 27, 1998, the last reported sale price for the Common Stock on the NASDAQ National Market was $24.13 per share.

  The following table shows the Company's high and low closing bid prices for the periods indicated as reported by NASDAQ National Market:

                                       1997                 1996
                                ------------------   ------------------
                                HIGH BID   LOW BID   HIGH BID   LOW BID
                                --------   -------   --------   -------
           First Quarter          $36.13    $17.13     $58.38    $51.25
           Second Quarter         $22.63    $13.63     $74.31    $46.50
           Third Quarter          $24.56    $15.50     $56.75    $34.75
           Fourth Quarter         $23.38    $14.50     $58.25    $24.00

  Future stock prices may be subject to volatility particularly on a quarterly basis. Any shortfall in revenues or net income from amounts expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's stock.

DIVIDEND POLICY

  The Company has not paid dividends on its common stock and has no present plans to do so.

CERTAIN RISK FACTORS

  LIMITED OPERATING HISTORY; RECENT PROFITABILITY; UNCERTAIN FUTURE PROFITABILITY. The Company was organized in July 1993 and began shipping its first LAN switching products in volume in the first quarter of 1995. The Company's initial products offered limited interfaces and, in September 1995, the Company began offering LAN switching products. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company has generally experienced revenue growth since January 1995, and first achieved profitability in the fourth quarter of 1995. Due to the Company's limited operating history, there can be no assurance of revenue growth and profitability on a quarterly or annual basis in the future. In fiscal 1998, the Company intends to continue to increase significantly its investments in research and development, sales and marketing and related infrastructure. Any such increases will be highly dependent on factors including the continued growth of the Company's revenue and the rate thereof, success in hiring the appropriate personnel and market acceptance of the Company's products. Due to the anticipated increases in the Company's operating expenses, the Company's operating results will be adversely affected if revenue does not increase. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in rapidly evolving markets. To address these risks, the Company must, among other things, successfully increase the scope of its operations, respond to competitive developments, continue to attract, retain and motivate qualified personnel and continue to commercialize products incorporating advanced technologies. There can be no assurance that the Company will be successful in addressing such risks.

  FLUCTUATIONS IN OPERATING RESULTS. The Company's revenue and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including (i) the timing and amount of significant orders from the Company's OEM partners and system integrators, (ii) the Company's success in developing, introducing and shipping product enhancements, ASICs and new products, (iii) the Company's ability to support its current and new products,
(iv) the ability to obtain sufficient supplies of sole or limited source components for the Company's products, (v) the ability to attain and maintain production volumes and quality levels for its products (including ASICs), (vi) the mix of distribution channels and products, (vii) new product introductions by the Company's competitors, (viii) pricing actions by the Company or its competitors, (ix) changes in material costs (x) mix of products manufactured or purchased by IBM and (xi) general economic conditions. See "--Dependence on OEM Partners and System Integrators; IBM and Alcatel; Customer Concentration," "--Dependence on Sole and Limited Source Suppliers and Availability of Components," "--Substantial Increase in Manufacturing Operations; Dependence on Contract Manufacturing," "--Competition," "--Rapid Technological Change; New Products and Evolving Markets," "--Uncertain Market Acceptance of the Company's Products; Product Concentration" and "--Product Complexity." For example, the Company's revenue in the quarter ended June 30, 1997 declined as compared to the immediately preceding quarter primarily due to lower than expected orders from a large OEM customer, material availability for the Company's ATM switch product, and lower than expected shipments of the Company's new Ethernet/Fast Ethernet products.

  The Company's revenue in any period is highly dependent upon the sales efforts and success of Xylan's OEM partners (including IBM and Alcatel) and system integrators, which are not within the control of the Company. The Company generally realizes a higher gross margin on direct sales than on sales through its OEM partners and system integrators. Accordingly, if the Company's OEM partners and system integrators were to account for an increased portion of the Company's revenue, gross margins would decline. In addition, if IBM elects to manufacture products using technology licensed from the Company, the Company's product revenue and product gross margin will be adversely affected. New products may have different gross margins than existing products. A significant portion of the Company's expenses, such as rent, headcount and lease expenses, are relatively fixed in advance, based in large part on the Company's forecasts of future revenue. If revenues are below expectations in any given period, the adverse effect of a shortfall in revenue on the Company's operating results may be magnified by the Company's inability to adjust spending to compensate for such shortfall. The Company's backlog at the beginning of each quarter typically is not sufficient to achieve expected revenue for that quarter. To achieve its revenue objectives, the Company is dependent upon obtaining orders in a quarter for shipment in that quarter. In addition, due in part to the timing of product release dates, purchase orders and product availability, significant volume shipments of products have occurred and may continue to occur at the end of the Company's fiscal quarter. Failure to ship such products by the end of a quarter may adversely affect the Company's operating results. Furthermore, the Company's agreements with its customers typically provide that they may change delivery schedules and cancel orders within specified timeframes without significant penalty. The Company's industry is characterized by short product life cycles and declining prices of existing products, which requires continual improvement of manufacturing efficiencies and introduction of new products and enhancements to existing products to maintain gross margins. Moreover, in response to competitive pressures or to pursue new product or market opportunities, the Company may take certain pricing or marketing actions that could materially and adversely affect the Company's operating results. For example, a reduction in prices of the Company's products could result in lower revenue, an increase in discounts offered to the Company's OEM partners or system integrators would adversely affect the Company's operating margins, and a substantial targeted marketing campaign could significantly increase marketing expense and result in decreased profitability. As a result of all of the foregoing, there can be no assurance that the Company will be able to achieve or sustain profitability on a quarterly or annual basis. In addition, the Company's operating results has and may in the future be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

  COMPETITION. The market for network switching products is intensely competitive and subject to frequent product introductions with improved price/performance characteristics, significant price reductions, rapid technological change and continued emergence of new industry standards. Many networking companies, including Bay Networks, Inc., Cabletron Systems, Inc., Cisco Systems, Inc., FORE Systems, Inc. and 3Com Corporation, have introduced, or have announced their intention to develop, network switching products that are or will be competitive with the Company's products. In addition, many of the Company's large competitors offer customers a broader product line which provides a more comprehensive networking solution than the Company currently offers. Recent consolidations in the industry have resulted in competitors that may have broader product lines, greater access to capital or greater research and development resources which could adversely affect the ability of the Company to compete. Xylan expects that other companies will also enter markets in which the Company competes. In addition to competition from providers of network switching products, the Company expects to face competition from other vendors in the networking market who may incorporate switching functionality into their products or provide alternative network solutions. Furthermore, the Company's OEM partners may in the future develop competitive products and may then decide to terminate their relationships with the Company. In addition, certain of the Company's OEMs may sell competitive products using the Company's technology. Many of the Company's current and potential competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed customer base, than the Company. As a result, these competitors may be able to devote greater resources to the development, promotion, sale and support of their products than the Company. In addition, competitors with a larger installed customer base may have a competitive advantage over the Company when selling similar products or alternative networking solutions to such customers. Increased competition could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against either current or potential competitors in the future. See "--Dependence on Proprietary Technology, Intellectual Property Litigation."

  SUBSTANTIAL INCREASE IN MANUFACTURING OPERATIONS; DEPENDENCE ON CONTRACT MANUFACTURING. As demand for the Company's products grow, the Company will increase its flow of materials, contract manufacturing capacity and internal test and quality functions to respond to such customer demand and to reduce its order lead times. Any inability or delay in product flow would limit the Company's revenue, could adversely affect the Company's competitive position and could result in late fees or cancellation of orders under agreements with the Company's OEM partners. During 1996, the Company leased 40,000 square feet of space, a portion of which is being used for manufacturing. Any interruption or delay in the normal flow of production, or defaults or financial insolvency of the contract manufacturer could have a material adverse effect on the Company's business, operating results and financial condition. The Company also requires additional manufacturing space and there can be no assurance that such additional space, if required, will be available in a timely manner or on commercially reasonable terms, if at all.

  Xylan's operational strategy relies on outsourcing of manufacturing. The Company currently subcontracts component procurement and printed circuit board assembly to two companies. The Company also subcontracts assembly of chassis to a number of companies, each of which specialize in the particular services provided. In connection with its operational strategy, the Company is seeking to secure additional sources of supply, including additional contract manufacturers. The Company has experienced in the past, and may in the future experience, problems with its contract manufacturers, such as inferior quality, insufficient quantities and late delivery of product. While such problems have not resulted in any material liabilities from the Company to its customers or end-users to date, there can be no assurance that such problems will not generate material liabilities for the Company or adversely impact the Company's relations with its customers and end-users in the future. During 1996, the Company agreed to loan up to $10 million to one of its contract manufacturers that performs circuit board assembly. The loan, which assists the contract manufacturer to meet the Company's increasing production requirements, is non-interest bearing, does not have a defined due date and is secured by raw materials and electronic components purchased by the contract manufacturer. At December 31, 1997, the note had an outstanding balance of $7.5 million. Also, during 1996 and 1997, the Company guaranteed up to $5.0 million of such contract manufacturer's debt for certain raw material and electronic component purchases. Any additional loans or guaranties to contract manufacturer, or defaults or financial insolvency of such contract manufacturer, could have an adverse effect upon the Company's business, operating results and financial condition. In addition, the Company may in the future experience pricing pressure from its contract manufacturers. To date, the Company has had only limited experience with the use of contract manufacturers. There can be no assurance that the Company will effectively manage its contract manufacturers or that these manufacturers will meet the Company's future requirements for timely delivery of products of sufficient quality and quantity. The Company intends to introduce a number of new products and product enhancements in 1998, which will require that the Company rapidly achieve volume production by coordinating its efforts with those of its suppliers and contract manufacturers. Certain of the Company's products in development will require contract manufacturers to adopt or develop advanced manufacturing techniques, which could inhibit volume manufacturing of those products. The inability of Xylan's contract manufacturers to provide it with adequate supplies of high-quality products on-time or the loss of any of the Company's contract manufacturers could cause a delay in Xylan's ability to fulfill orders while the Company identifies a replacement manufacturer and could have a material adverse effect upon the Company's business, operating results and financial condition.

  DEPENDENCE ON SOLE AND LIMITED SOURCE SUPPLIERS AND AVAILABILITY OF COMPONENTS. Several key components used in the manufacture of the Company's products are currently purchased only from single or limited sources. At present, single-sourced components include ASICs, certain processors, selected integrated circuits, programmable integrated circuits, cables and custom-tooled sheet metal; and limited-sourced components include flash memories, dynamic random access memories ("DRAMs"), and printed circuit boards. The Company generally does not have long-term agreements with any of these single or limited sources of supply. The Company is in the process of incorporating ASICs in many of its products. As stated above, many of these ASICs are initially being manufactured by a single source, LSI Logic Corporation in most cases, and accordingly the risks of relying on sole sources is expected to increase. Any interruption or delay in the supply of any of these components, or the inability of the Company to procure these components from alternate sources at acceptable prices and within a reasonable time, could have a material adverse effect upon the Company's business, operating results and financial condition. Qualifying additional suppliers is time consuming and expensive and the likelihood of errors is greater with new suppliers. The Company uses a rolling six-month forecast based on anticipated product orders to determine its general materials and components requirements. Lead times for materials and components ordered by the Company vary significantly, and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. If orders do not match forecasts, the Company may have excess or inadequate inventory of certain materials and components, which could have a material adverse effect on the Company's financial condition. From time to time the Company has experienced shortages and allocations of certain components, delays in filling orders while waiting to obtain the necessary components and delays in prototyping of its ASICs. Given current worldwide demand for integrated circuits and certain other components used by the Company and the complexity and yield problems in manufacturing such integrated circuits and components, such shortages allocations and delays are likely to occur in the future and could have a material adverse effect on the Company's business, operating results and financial condition.

  DEPENDENCE ON OEM PARTNERS AND SYSTEM INTEGRATORS; IBM AND ALCATEL; CUSTOMER CONCENTRATION. The Company pursues a sales and marketing strategy focused on developing three channels of distribution for its products: worldwide OEM partners, system integrators and direct sales. The Company has established OEM partnerships with leading communications and networking companies, including IBM, and Alcatel N.V. ("Alcatel"). In November 1996, the Company entered into an OEM agreement with Samsung Electronics Company Ltd. ("Samsung") and also signed a licensing agreement with Samsung under which the Company will modify its OmniVision network management software to control Samsung's ATM switches, in addition to Xylan's LAN switches. Samsung will also be combining Samsung's ATM switching technology, Xylan's LAN switching technology and the new integrated network management system to provide a complete solution to the needs of Samsung's customers.

  In the field of campus network switching products, IBM and Xylan are offering the other company's campus switch products for resale. For the year ended December 31, 1997, sales to IBM comprised 21.5% of the Company's revenue. There is no assurance that IBM will continue to purchase the Company's products. In addition, the Company has limited information as to the sell-through of its products by IBM. There is no assurance that even if IBM does purchase such products, that IBM will sell such products to its customers. Both companies have the right to manufacture and sell certain of each other's campus switching products in exchange for a royalty. As of December 31, 1997, no royalties have been earned by either company. However, sales by IBM of IBM manufactured or other campus switch products could have a material adverse effect on the Company's product revenues. In addition, the parties have formed a joint development organization to develop new products using certain of the other company's LAN technology. Any reduction or delay in sales of the Company's products by IBM could have a material adverse effect on the Company's business, financial condition and results of operations.

  Although there is a large number of end-users of Xylan's products, the Company's customer base is highly concentrated and a relatively small number of customers have accounted for a significant portion of the Company's revenue to date. The Company's OEM partners and system integrators account, and are expected to continue to account, for a substantial portion of the Company's net revenue. As a percentage of revenue, aggregate sales to OEM partners and system integrators accounted for 37% and 38%, respectively, for the year ended December 31, 1997, and 46% and 42% for the year ended December 31, 1996. Each of the Company's OEM partners and system integrators can cease marketing the Company's products with limited notice to Xylan and with little or no penalty. In addition, the Company's agreements with its OEM partners and system integrators generally provide for discounts based on expected or actual volumes of products purchased or resold by the reseller in a given period and do not require minimum purchases. Certain of these agreements provide manufacturing rights and access to source code upon the occurrence of specified conditions or defaults.

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

  A key element of the Company's strategy is the development of multiple ASICs to increase system performance and reduce costs, thereby enhancing the price/performance of the Company's products. However, ASICs are generally complex and may contain undetected errors. Any failure to continue to introduce new products or product enhancements and develop and incorporate ASICs effectively and on a timely basis, customer delays in purchasing products in anticipation of new product introductions or any inability of the Company to respond effectively to product announcements by competitors, technological changes or emerging industry standards could have a material adverse effect on the Company's business, operating results and financial condition.

  UNCERTAIN MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS; PRODUCT CONCENTRATION. The Company currently derives substantially all of its revenue from its OmniSwitch and PizzaSwitch products. The Company introduced its OmniStack series of products in March of 1998. The Company expects that revenue from these products will account for a substantial portion of the Company's revenue through 1998. Broad market acceptance of these products is, therefore, critical to the Company's future success. Factors that may affect the market acceptance of the Company's products include market acceptance of network switching products, the availability and price of competing products and technologies and the success of the sales and support efforts of the Company and its OEM partners and system integrators. Moreover, the Company's operating history in the network switching market and its resources are limited relative to those of certain of its current and potential competitors. The Company's future performance will also depend in part on the successful development, introduction and market acceptance of new and enhanced products. Failure of the Company's products to achieve market acceptance would have a material adverse effect on the Company's business, operating results and financial condition.

  PRODUCT AND SYSTEM COMPLEXITY. Products as complex as those offered by the Company frequently contain undetected software or hardware errors when first introduced or as new versions are released. As is common among participants in the Company's industry, the Company has experienced such errors in the past in connection with product upgrades and new products. Despite testing by the Company and by current and potential customers, Xylan expects that such errors will be found from time to time in new or enhanced products after commencement of commercial shipments. The Company believes it has addressed these errors when they have occurred through software and hardware revisions. In addition, end users use the Company's products in complex systems or networks with products from multiple vendors. As a result, the Company's products must successfully interoperate with products from other vendors and at times, a system problem (if one exists) may be difficult to identify the source of the problem. However, the occurrence of such errors could, and the inability to correct such errors would, result in the delay or loss of market acceptance of the Company's products, additional expense, diversion of engineering and other resources from the Company's product development efforts and the loss of credibility with Xylan's OEM partners, system integrators and end users, any of which would have a material adverse effect on the Company's business, operating results and financial condition.

  MANAGEMENT OF GROWTH. The Company's growth has resulted in a continuing increase in the level of responsibility for both existing and new management personnel. The Company recently has implemented and continues to implement new and enhanced financial and management information systems and controls and is training its personnel to operate such systems. Any difficulty in the operation of such new and enhanced systems or the training of personnel, or any disruptions in the transition to such new or enhanced systems and controls, could adversely affect the Company's ability to accurately forecast sales demand and calibrate manufacturing to such demand, to calibrate purchasing levels, to accurately record and control inventory levels, and to record and report financial and management information on a timely and accurate basis. Due to the Company's rapid growth, the Company experienced each of these problems in the past. The occurrence or recurrence of any of these events could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  INTERNATIONAL OPERATIONS. Sales to customers outside of North America accounted for approximately 53% and 51% of the Company's revenue for the fiscal years ended 1997 and 1996, respectively. However, these percentages may understate sales of the Company's products to international end users because certain of the Company's U.S.-based OEM partners sell the Company's products abroad. The Company's international sales are conducted primarily through its OEM partners and independent territory-specific system integrators. Failure of the Company's OEM partners and system integrators to effectively market the Company's products internationally or the loss of any of these resellers could have a material adverse effect on the Company's business, operating results and financial condition. The Company's international business is subject to risks customarily encountered in foreign operations, including changes in a specific country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, the overlap of different tax structures, unexpected changes in regulatory requirements and natural disasters. For example, due to the recent financial turmoil in Asia, the Company's revenues from Asia declined from 25% of total revenues in the third quarter of 1997 to 18% in the fourth quarter. The Company's international sales currently are U.S. dollar- denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in international markets. The Company's operating results could also be adversely affected by seasonality of international sales. These international factors could have a material adverse effect on future sales of the Company's products to international end-users and, consequently, the Company's business, operating results and financial condition.

YEAR 2000

  Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the Year 2000 in order to remain functional. The Company is assessing both the internal readiness of its computer systems and the compliance of its computer products and software sold to customers for handling the Year 2000. The Company expects to implement successfully the systems and programming changes necessary to address Year 2000 issues, and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations.

  The Company is also assessing the possible effects on the Company's operations of the Year 2000 readiness of key suppliers and subcontractors. The Company's reliance on suppliers and subcontractors, and, therefore, on the proper functioning of their information systems and software, means that failure to address Year 2000 issues could have a material impact on the Company's operations and financial results; however, the potential impact and related costs are not known at this time.

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

  ANTI-TAKEOVER PROVISIONS. Certain provisions of the Company's charter documents, including provisions eliminating the ability of shareholders to take action by written consent and limiting the ability of shareholders to raise matters at a meeting of shareholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of the Company, which could have an adverse effect on the market price of the Company's Common Stock. In addition, the Company's Board of Directors are divided between two classes, each of which serves for a staggered two-year term, which may make it more difficult for a third party to gain control of the Company's Board of Directors. In October of 1997, the Company's Board of Directors approved acceleration of vesting of stock options held by the Company's Executive Officers and certain key employees in the event of a change of control, which could also make a change in control or management of the Company more difficult. The Board of Directors has authority to issue up to 5,000,000 shares of Preferred Stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares without any further vote or action by the shareholders. In addition, on April 17, 1997, the Company's Board of Directors declared a dividend of one right (a "Right") to purchase 1/1000th of a share of Series A Participating Preferred Stock (the "Series A Preferred") on each share of Common Stock. The Rights will become exercisable only if a person or group acquires 15.0% or more of the Company's Common Stock (in the case of Steve Y. Kim, Yuri Pikover, John L. Walecka or Brentwood Associates VI, L.P., this threshold only applies to shares acquired after April 17, 1997 and if such acquisition is not approved by the Board of Directors) or announces a tender or exchange offer, the consummation of which would result in ownership by a person or a group of 15.0% or more of the Company's Common Stock. Each Right has an exercise price of $75.00 for each 1/1000th of a share of Series A Preferred.

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

  In October 1996, Steve Kim and Yuri Pikover, executive officers and members of the Board of Directors of the Company, entered into a program of periodic sales of shares of their Xylan Common Stock through a blind trust for the purpose of diversifying their personal holdings. At the beginning of each calendar quarter, Steve Kim and Yuri Pikover will deliver 125,000 and 55,000 shares, respectively, to their blind trust for sale within the quarter, provided, however, the amount of shares to be delivered by Mr. Kim will be reduced to 80,000 shares commencing with the second quarter of 1998. Furthermore, the trust for Steve Kim's children will sell 25,000 shares and Yuri Pikover's trusts will sell 20,000 shares within each quarter. In addition, certain of the venture capital partnerships that invested in the Company have begun to distribute portions of their holdings to their general and limited partners, who in turn have begun to resell such shares on the open market. Any such sales by insiders or distributions by large investors may also have an adverse effect on the market price of the Company's Common Stock. In addition, recent changes in the rules regarding resales of restricted securities pursuant to Rule 144 of the Securities Act of 1933, as amended, may result in a greater number of shares of the Company's Stock becoming available for resale sooner than anticipated, and could have an adverse effect on the market price of the Company's Stock.

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


                                                                                                                          PERIOD
                                                                                                                           ENDED
                                                                                    YEAR ENDED DECEMBER 31,             DECEMBER 31,
                                                                       ----------------------------------------------   ------------
                                                                       1997           1996          1995         1994       1993
                                                                       ----           ----          ----         ----       ----
                                                                                            (IN THOUSANDS)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenue............................................................    $210,849      $128,456    $29,662      $   443     $    --
Cost of revenue....................................................      92,551        57,830     15,418          327
                                                                       --------      --------    -------      -------
  Gross profit.....................................................     118,298        70,626     14,244          116          --
                                                                       --------      --------    -------      -------     -------

Operating expenses:
 Research and development..........................................      25,875        15,823      7,154        2,404         343
  Sales and marketing..............................................      60,356        32,590     13,011          695          --
  General and administrative.......................................       7,013         4,397      3,593        1,168         188
                                                                       --------      --------    -------      -------     -------
    Total operating expenses.......................................      93,244        52,810     23,758        4,267         531
                                                                       --------      --------    -------      -------     -------

Operating income (loss)............................................      25,054        17,816     (9,514)      (4,151)       (531)
   Interest income, net............................................       6,694         5,240         73           68           9
                                                                       --------      --------    -------      -------     -------

Income (loss) before income taxes..................................      31,748        23,056     (9,441)      (4,083)       (522)
  Income tax expense...............................................       7,621         7,811         --           --          --
                                                                       --------      --------    -------      -------     -------

Net income (loss)..................................................    $ 24,127      $ 15,245    $(9,441)     $(4,083)    $  (522)
                                                                       ========      ========    =======      =======     =======

Net income (loss) per share (1):
  Basic............................................................    $   0.57      $   0.43    $ (0.91)     $ (0.41)    $ (0.05)
  Diluted..........................................................    $   0.52      $   0.33    $ (0.91)     $ (0.41)    $ (0.05)
                                                                       ========      ========    =======      =======     =======

Shares used in per share computation (1):
  Basic............................................................      42,550        35,870     10,320       10,025       9,983
  Diluted..........................................................      46,796        46,381     10,320       10,025       9,983
                                                                       ========      ========    =======      =======     =======

                                                                                               DECEMBER 31,
                                                                       ------------------------------------------------------------
                                                                       1997          1996         1995          1994           1993
                                                                       ----          ----         ----          ----           ----
                                                                                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments..................    $ 79,088      $112,981    $ 6,034      $ 4,584       $ 1,306
Investments........................................................      59,382        27,785         --           --            --
Working capital....................................................     124,934       134,615     11,130        4,186         1,216
Total assets.......................................................     250,906       207,251     27,248        6,613         1,411
Capital lease obligations, long-term...............................          17           206        509          239            --
Net shareholders' equity...........................................     216,100       185,638     16,105        5,367         1,269

----------

(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used to compute net income
     (loss) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

  Xylan is a leading provider of high-bandwidth switching systems that enhance the performance of existing local area networks ("LANs") and facilitate migration to next-generation networking technologies such as asynchronous transfer mode ("ATM"). From inception (July 9, 1993) to December 31, 1994, the Company was primarily engaged in product research and development and in the development of systems and operations. The Company began commercial shipments of its initial OmniSwitch products in January 1995. Since then, revenue has increased significantly to an aggregate of $210.8 million in fiscal year 1997 from $29.7 million in fiscal year 1995. The increase in revenue reflects substantial growth of the LAN switching market, the continued introduction by the Company of additional features and enhancements to its OmniSwitch product family and the introduction of the PizzaSwitch product in March 1996, all of which expanded the portion of the market addressed by Xylan's products. The increase in revenue was also the result of continued market acceptance of the Company's LAN switching products, and investment in sales and marketing efforts, including significant expansion of the Company's domestic and international product distribution network. The Company markets its products worldwide through OEM partners, system integrators and its own sales force and first achieved profitability in the fourth quarter of 1995. As of December 31, 1997 and 1996, the Company had retained earnings of $25.3 million and $1.2 million, respectively.

  The Company intends to continue to increase significantly its investments in research and development, sales and marketing and related infrastructure. Such increases will be dependent on factors including the continued growth of the Company's revenues and the rate thereof, success in hiring the appropriate personnel and market acceptance of the Company's products. Due to the anticipated increases in the Company's operating expenses, the Company's operating results will be materially and adversely affected if revenue does not increase. Xylan's limited operating history makes the prediction of future annual or quarterly operating results difficult or impossible. Although the Company has experienced revenue growth in all but one quarter since revenue was first recognized, such growth rates will not be sustainable and are not indicative of future operating results. There can be no assurance that the Company will sustain profitability.


YEARS ENDED DECEMBER 31, 1997 AND 1996

 Revenue

  Revenue for the year ended December 31, 1997 was $210.8 million compared to $128.5 million for the year ended December 31, 1996, an increase of 64%. The increases in revenue were due to a number of factors, including substantial growth of the LAN switching market, continued introduction by the Company of additional features and functions to its OmniSwitch product family, market acceptance of the Company's LAN switching products, the continued strategic relationships with IBM and Alcatel and the Company's investment in sales and marketing resources. Under an agreement with IBM and the Company, IBM has the right to manufacture certain Company products after a specified period of time and pay a royalty to Xylan. As of December 31, 1997, no royalties have been earned by the Company. Product revenue could be adversely impacted if IBM elects to manufacture the Company's products. While the Company achieved revenue growth of 64% from 1996 to 1997, the Company cannot insure this rate of sequential revenue growth if at all in future periods.

  For the year ended December 31, 1997, IBM and Alcatel accounted for 21.5%, and 11.6% of revenue, respectively. For the year ended December 31, 1996, Hitachi Computer Products, NTT PC Communications and IBM accounted for 13.5%, 12.3% and 11.7% of revenue, respectively. The Company markets its products worldwide through OEM partners, system integrators and a direct sales force. The following table sets forth the Company's revenue by sales channel and geographic region as a percentage of total revenue for the years ended December 31, 1997 and 1996:

                                           Years Ended December 31,
                                           ------------------------
                                                1997    1996
                                                ----    ----
               Channel:
                   OEM                           37%     46%
                   Network Integrator            38%     42%
                   Direct Sales                  25%     12%
                                                 ===     ===
               Region(1):
                   North America                 47%     49%
                   International                 53%     51%
                                                 ===     ===
--------

(1) These percentages may understate sales of the Company's products to international end users because certain of the Company's U.S.-based OEM partners sell the Company's products abroad.

 Gross Profit

  Gross margins were 56.1% and 55.0% for the years ended December 31, 1997 and 1996, respectively. The increase in gross margins resulted from component cost reductions due to increased volume, the use of application specific integrated circuits ("ASICs") and design improvements along with the allocation of fixed costs over a larger revenue base. The Company's gross margins in the future will be affected by a number of factors, including competitive market pricing and discount levels, product mix, manufacturing volumes and fluctuations in component costs. After initial product introduction, the Company's strategy is to seek to reduce component costs, particularly by integrating newly-developed ASICs into such products. In addition, the timing and execution of new product introductions may impact gross margins and result in excess or obsolete inventories. The Company's gross margins may also fluctuate due to the mix of distribution channels employed. The Company expects to realize higher gross margins on direct sales than on sales through its OEM partners and system integrators.

 Research and Development Expenses

  Research and development expenses increased to $25.9 million in 1997 from $15.8 million in 1996, or 12.3% as a percentage of sales for 1997 and 1996. The increase in absolute spending was primarily due to the hiring of additional engineers for new product development. At December 31, 1997, the Company employed 187 employees in research and development compared to 122 employees at December 31, 1996.

  The market for the Company's products is characterized by frequent new product introductions and rapidly changing technology and industry standards, any of which can impact Xylan's existing product offerings. As a result, the Company's success will depend to a substantial degree upon its ability to develop and introduce in a timely fashion new products and enhancements to its existing products that meet changing customer requirements and emerging industry standards. Accordingly, the Company expects to continue to make substantial investments in research and development and anticipates that research and development spending in absolute dollars will continue to increase in 1998. To date, the Company has not capitalized any development costs and does not anticipate capitalizing any such costs in the foreseeable future.

 Sales and Marketing Expenses

  Sales and marketing expenses increased to $60.4 million or 28.6% of sales in 1997 from $32.6 million or 25% of sales in 1996. During 1997 the Company continued to expand its infrastructure, including the addition of Xylan sales personnel and sales offices throughout North America, Europe and Asia, increased commission expenses resulting from higher revenue, and increased spending in advertising and promotional campaigns in support of the

Company's direct sales and system integrator channels. At December 31, 1997, the Company employed 361 employees in sales and marketing compared to 216 employees at December 31, 1996. As the Company continues to expand its sales force, adding personnel and offices worldwide, and to introduce new products and enhancements to its existing products, it expects that sales and marketing spending in absolute dollars will continue to increase in 1998.

 General and Administrative Expenses

  General and administrative expenses increased to $7.0 million or 3.3% of sales in 1997 from $4.4 million or 3.4% of sales in 1996. The increase in absolute dollars reflects the addition of personnel and systems to support the growth of Xylan's business. As the Company continues to add personnel and offices worldwide, and introduce new products and enhancements to its existing products, it expects that general and administrative expenses will increase in 1998 in absolute dollars.

 Interest Income

  Interest income was $6.7 million and $5.2 million for the years ended December 31, 1997 and 1996, respectively. This increase is the result of interest income earned on higher average cash, cash equivalents and investments for all 1997 versus 1996.

 Provision for Income Taxes

  During 1997, the Company recorded an effective tax rate of 24%, which included the recognition of $5.6 million of certain deferred tax assets. This resulted in an income tax provision of $7.6 million in 1997 versus $7.8 million in 1996. The recognition of the deferred tax assets resulted from the reversal of the valuation allowance based on management's assessment that it is more likely than not that the net deferred tax assets will be realized based upon existing temporary differences and expectations of future taxable income levels. During 1996, the Company recorded an effective tax rate of 34%, which included the recognition of $400,000 of certain deferred tax assets. Also, during 1997 and 1996, the Company realized an income tax benefit of $2.7 million and $9.5 million, respectively for certain stock option transactions. This benefit is used to reduce taxable income prior to the utilization of net operating loss carryforwards, and resulted in a decrease in current income taxes payable and an increase in additional paid in capital.

YEARS ENDED DECEMBER 31, 1996 AND 1995

Revenue

  Revenue for the year ended December 31, 1996 was $128.5 million compared to $29.7 million for the year ended December 31, 1995, an increase of 333%. The increases in revenue were due to a number of factors, including substantial growth of the LAN switching market, continued introduction by the Company of additional features and functions to its OmniSwitch product family, the introduction of the PizzaSwitch product family, market acceptance of the Company's LAN switching products, the addition of IBM as a strategic partner in July 1996, and the Company's investment in sales and marketing resources. Under an agreement with IBM and the Company, IBM has the right to manufacture certain Company products after a specified period of time and pay a royalty to Xylan. As of December 31, 1996, no royalties have been earned by the Company. Product revenue could be adversely impacted if IBM elects to manufacture the Company's products. While the Company achieved revenue growth of 333% from 1995 to 1996, the Company does not expect to sustain this rate of sequential revenue growth if at all in future periods.

  For the year ended December 31, 1996, Hitachi Computer Products, NTT PC Communications, Inc. and IBM accounted for 13.5%, 12.3% and 11.7% of revenue, respectively. For the year ended December 31, 1995, Hitachi Computer Products, Digital Equipment Corp. and Alcatel accounted for 17.6%, 17.2% and 10.5% of revenue, respectively. For the year ended December 31, 1994, substantially all of the Company's revenue was derived from network integration services, and one customer accounted for 13.8% revenue.

 Gross Profit

  Gross margins were 55.0% and 48.0% for the years ended December 31, 1996 and 1995, respectively. The increase in gross margins resulted from component cost reductions due to increased volume, the use of application specific integrated circuits ("ASICs") and design improvements along with the allocation of fixed costs over a larger revenue base. The Company's gross margins in the future will be affected by a number of factors, including competitive market pricing and discount levels, product mix, manufacturing volumes and fluctuations in components costs. After initial product introduction, the Company's strategy is to seek to reduce component costs, particularly by integrating newly-developed ASICs into such products. In addition, the timing and execution of new product introductions may impact gross margins and result in excess or obsolete inventories. The Company's gross margins may also fluctuate due to the mix of distribution channels employed. The Company expects to realize higher gross margins on direct sales than on sales through its OEM partners and system integrators. The Company has entered into an agreement with IBM and may in the future enter into additional OEM agreements, which could adversely affect gross margins.

 Research and Development Expenses

  Research and development expenses increased to $15.8 million in 1996 from $7.2 million in 1995, while declining as a percentage of revenue to 12% in 1996 from 24% in 1995. The increase in spending was primarily due to the hiring of additional engineers and increased in prototype material costs for new product development. At December 31, 1996, the Company employed 122 employees in research and development compared to 64 employees at December 31, 1996. The decline in research and development expenses as a percentage of revenue is primarily due to the increase in revenue.

  The market for the Company's products is characterized by frequent new product introductions and rapidly changing technology and industry standards, any of which can impact Xylan's existing product offerings. As a result, the Company's success will depend to substantial degree upon its ability to develop and introduce in a timely fashion new products and enhancements to its existing products that meet changing customer requirements and emerging industry standards. Accordingly, the Company expects to continue to make substantial investments in research and development and anticipates that research and development spending will continue to increase in 1997. To date, the Company has not capitalized any development costs and does not anticipate capitalizing any such costs in the foreseeable future.

 Sales and Marketing Expenses

  Sales and marketing expenses increased to $32.6 million in 1996 from $13.0 million in 1995, while declining as a percentage of revenue to 25% in 1996 from 44% in 1995. During 1996 the Company established an expanded infrastructure, including the addition of Xylan sales personnel and sales offices throughout North America, Europe and Asia, increased commission expenses resulting from higher revenue, and advertising and promotional campaigns in support of the Company's direct sales and system integrator channels. At December 31, 1996, the Company employed 216 employees in sales and marketing compared to 88 employees at December 31, 1995. The decline in sales and marketing expenses as a percentage of revenue is primarily due to the increase in revenue. As the Company continues to expand its sales force, adding personnel and offices worldwide, and to introduce new products and enhancements of its existing products, it expects that sales and marketing spending will continue to increase in 1997.

 General and Administrative Expenses

  General and administrative expenses increased to $4.4 million in 1996 from $3.6 million in 1995, while declining as a percentage of revenue. The increase in absolute dollars reflects the addition of personnel and systems to support growth of Xylan's business. The decline in general and administrative expenses as a percentage of revenue is primarily due to the increase in revenue. As the Company continues to expand its sales force, add personnel and offices worldwide, and introduce new products and enhancements to its existing products, it expects that general and administrative expenses will increase in 1997 in absolute dollars.

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

LIQUIDITY AND CAPITAL RESOURCES

  In March 1996, the Company completed its initial public offering and raised $87.4 million, net of issuance costs and in May 1996 the Company completed a secondary offering which raised $56.2 million, net of issuance costs. Additionally, during 1997, cash provided by operating activities aggregated $11.2 million.

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

  The Company requires substantial working capital to fund its business, particularly to finance inventories and accounts receivable and for capital expenditures. Capital expenditures aggregated $12.1 million and $15.2 million in 1997 and 1996, respectively. The Company has also agreed to loan a contract manufacturer up to $10 million, of which $7.5 million was outstanding as of December 31, 1997. Additionally, the Company has guaranteed up to $5 million of this contract manufacturer's debt for raw material and electronic components purchases. The Company's future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts, expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products and market acceptance of the Company's products. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

  The Company announced in January 1998, a stock repurchase program in which up to 2 million shares of its common stock may be repurchased in the open market or private transactions.

  The Company's principal source of liquidity as of December 31, 1997, consisted of $35.9 million in cash and cash equivalents, $43.2 million in short-term investments and a $6.0 million bank credit facility. The Company believes that existing cash and investment balances and cash flow expected to be generated from future operations, will be sufficient to meet the Company's requirements for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS


   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share and became effective for both interim and annual periods ending after December 15,

1997. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement No. 128 requirements.

   In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. Statement No. 130 established standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt Statement No. 130 effective January 1, 1998.

   In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective for financial statements for periods beginning after December 15, 1997. Statement No. 131 establishes standards for the way that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to shareholders. Statement No. 131 supersedes Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. The Company will adopt Statement No. 131 effective January 1, 1998.

YEAR 2000

   The majority of the Company's internally used management information systems were installed in the last two years and are warranted to comply with the Year 2000 requirement. The Company is in the process of conducting a comprehensive review of its other internal computer systems to identify the systems that could be affected by the Year 2000 issue. To date, costs incurred related to the Year 2000 issue have been minimal. Furthermore, mangement believes that, additional costs associated with addressing the Year 2000 issue for the Company's internal information systems, and current and future products, will not have a material impact on operations or financial results.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's Consolidated Financial Statements are included in this Form 10-K starting at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding Registrant's directors will be set forth under the caption "Election of Directors - Nominees" in Registrant's proxy statement for use in connection with the Annual Meeting of Shareholders to be held May 8, 1998, (the "1998 Proxy Statement") and is incorporated herein by reference. The 1998 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year.

EXECUTIVE OFFICERS OF THE COMPANY

  The executive officers of the Company and their ages as of February 28, 1998 are as follows:

NAME                      AGE                   POSITION
----                      ---                   --------
      Steve Y. Kim.....    48   President, Chief Executive Officer and Chairman
      John Bailey......    40   Vice President of Product Development
      Dale J. Bartos...    47   Vice President of Finance and Chief Financial Officer
      Douglas Hill.....    45   Vice President of Corporate Communications
      Yuri Pikover.....    36   Executive Vice President and Director
      Kevin T. Walsh...    40   Vice President of Marketing
      Rene Arvin.......    38   Vice President of Worldwide Sales

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

  Mr. Bartos joined the Company in January 1997 as the Company's Vice President of Finance and Chief Financial Officer. Prior to joining the Company, Mr. Bartos was the Chief Financial Officer at ADFlex Solutions, Inc. from May 1996 to January 1997. Prior to that, Mr. Bartos served as the Chief Financial Officer at Integral Peripherals, Inc. from March 1995 to May 1996, and Micropolis Corporation from December 1989 to March 1995. Mr. Bartos has also held senior financial positions at DataProducts Corporation and Harris Corporation. Mr. Bartos is a certified public accountant.

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

  Mr. Arvin joined the Company in February 1996 and has served in various sales and mangement positions, most recently as Vice President of Worldwide Sales. Prior to joining the Company, Mr Arvin was Director of Worldwide Sales for NetEdge Corporation, a data communications company, from September 1994 to February 1996. Mr. Arvin also served as Area Director, Northern Europe for Synoptics Corporation, a networking company, from December 1989 to September 1994.

ITEM 11.  EXECUTIVE COMPENSATION

  The information required by this item is incorporated by reference into this Form 10-K from the information set forth under the caption "Compensation of Executive Officers" in the Company's 1998 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated by reference into this Form 10-K from the information set forth under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the Company's 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated by reference into this Form 10-K from the information set forth under the caption "Certain Relationships and Related Transactions" in the Company's 1998 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                            Page
                                                                                            ----
(a)(1) CONSOLIDATED FINANCIAL STATEMENTS:
              Independent Auditors' Report.................................................. F-1
              Consolidated Balance Sheets at December 31, 1997 and 1996..................... F-2
              Consolidated Statements of Operations for the Years ended
                 December 31, 1997, 1996, and 1995.......................................... F-4
              Consolidated Statements of Shareholders' Equity for the
                 Years ended December 31, 1997, 1996, and 1995.............................. F-5
              Consolidated Statements of Cash Flows for the Years ended
                 December 31, 1997, 1996, and 1995.......................................... F-6
              Notes to Consolidated Financial Statements.................................... F-7

   (2) CONSOLIDATED FINANCIAL STATEMENT SCHEDULE:
              II-Valuation and Qualifying Accounts.......................................... S-1

   All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

   (3) EXHIBITS included herein (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number                  Description
-------                 -----------
3.1       Amended and Restated Articles of Incorporation of Registrant.(1)
3.2       Amended and Restated Bylaws of Registrant.(1)
4.1       Form of Common Stock Certificate.(1)
4.2       Preferred Shares Rights Agreement dated as of April 17, 1997 between the Registrant and the First National Bank of Boston, including
          Certificate of Determination of Rights, Preferences and Privileges of
          Series A Participating Preferred Stock, the Form of Rights Certificate
          and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.(2)
10.1      Form of Indemnification Agreement.(1)
10.2      1993 Stock Incentive Plan.(1)
10.3      Form of 1996 Employee Stock Purchase Plan and related agreements.(1)
10.4      Form of 1996 Directors' Option Plan and related agreements.(1)
10.5      Form of amended 1996 Stock Plan.(4)
10.6      Fourth Restated Registration Rights Agreement among the Registrant and certain security holders of the Registrant, dated as of December 11,
          1995.(1)
10.7      Lease Agreement between the Registrant and Malibu Canyon Office
          Partners, L.P. dated as of April 14, 1994, as amended November 3,
          1994, January 2, 1995, and April 25, 1995.(1)
10.8      Security and Loan Agreement dated September 1, 1995 between the
          Registrant and Imperial Bank.(1)
10.9      Master Lease Agreement dated as of May 31, 1994, as amended between the Registrant and Dominion Ventures, Inc.(1)
10.10     Master Lease Agreement dated as of June 9, 1995 between the Registrant and Copelco Capital, Inc.(1)
10.11     Value-Added Product Sales Agreement dated as of July 1, 1995 between the Registrant and Hamilton Hallmark, a division of Avnet, Inc.(1)


Exhibit
Number               Description
--------             -----------
10.12         401(k) Plan.(1)
10.13         Series C Preferred Stock Agreement dated as of March 13, 1995 between the Registrant and Alcatel Data Networks S.A.(1)
10.14         International Distributor Agreement between the Registrant and
              Alcatel N.V., dated as of March 13, 1995.(1)
10.15         Product and Technology Agreement between the Registrant and
              Alcatel N.V. dated as of March 13, 1995.(1)
10.16         Original Equipment Manufacturer Agreement dated as of June 14,
              1995 between the Registrant and Hitachi Computer Products
              (America), Inc.(1)
10.17         Original Equipment Manufacturer Agreement dated as of April 12,
              1995 between the Registrant and Digital Equipment Corporation.(1)
10.18         Manufacturing and Purchase Agreement dated as of March 28, 1996 between the Registrant and Victron, Inc.(1)
10.19         Amendment to Manufacturing and Purchase Agreement between Xylan and Victron, Inc. dated as of December 30, 1996.(3)
10.20         Dale Bartos Employment Agreement dated as of January 4, 1997.(3)
10.21         Form of 1998 Employee Stock Option Plan and related Agreements.(4)
10.22         Form of Change of Control Agreement.(4)
23.1          Consent of KPMG Peat Marwick LLP.(4)
24.1          Power of Attorney (see page 33).(4)
27.1          Financial Data Schedule for (current) fiscal year ended December
              31, 1997.
27.2          Restated FDS for fiscal year ended December 31, 1996.
27.3          Restated FDS for fiscal year ended December 31, 1995.
27.4          Restated Financial Data Schedule 3 Months Ended Mar-31-1997.(4)
27.5          Restated Financial Data Schedule Fiscal Year Ended Dec-31-1996.(4)
27.6          Restated Financial Data Schedule 9 Months Ended Sep-30-1996.(4)
27.7          Restated Financial Data Schedule 6 Months Ended Jun-30-1996.(4)
27.8          Restated Financial Data Schedule 3 Months Ended Mar-31-1996.(4)
27.9          Restated Financial Data Schedule for Fiscal Year Ended
              Dec-31-1995.(4)
________

(1) Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1 and Amendments thereto (File No. 333-03623), which became effective on May 29, 1996.
(2) Incorporated by reference to Exhibit 1 of the Registrant's Registration Statement on Form 8-A filed with the Commission in August 24, 1997.
(3) Incorporated by reference to identically numbered exhibits filed in the Company's Annual Report on Form 10-K filed in March 31, 1997.
(4)  Filed herewith.

(b)  REPORTS ON FORM 8-K:

     None.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           XYLAN CORPORATION


Date: March 28, 1998                   By    /S/ Dale J. Bartos
                                          _____________________________________
                                                      DALE J. BARTOS
                                              VICE PRESIDENT OF FINANCE AND
                                                      ADMINISTRATION
                                                AND CHIEF FINANCIAL OFFICER
                                               (PRINCIPAL FINANCIAL OFFICER)



                                       By:   /S/ Thomas S. Burns
                                          ____________________________________
                                                     THOMAS S. BURNS
                                                VICE PRESIDENT OF FINANCE
                                                (CHIEF ACCOUNTING OFFICER)

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steve Y. Kim and Dale J. Bartos, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE                                     TITLE                                             DATE
---------                                     -----                                             ----

/s/ Steve Y. Kim                    President, Chief Executive Officer and Chairman          March 26, 1998
-----------------------------
(STEVE Y. KIM)


/s/ Dale J. Bartos                  Vice President of Finance and Administration             March 26, 1998
-----------------------------       and Chief Financial Officer (Principal Financial
(DALE J. BARTOS)                    Officer)


/s/ Thomas S. Burns                 Vice President of Finance (Chief Accounting Officer)     March 26, 1998
-----------------------------
(THOMAS S. BURNS)


/s/ Yuri Pikover                    Executive Vice President and Director                    March 26, 1998
-----------------------------
(YURI PIKOVER)


/s/ Robert S. Cecil                 Director                                                 March 26, 1998
-----------------------------
(ROBERT S. CECIL)


/s/ Robert C. Hawk                  Director                                                 March 26, 1998
-----------------------------
(ROBERT C. HAWK)


/s/ Trude C. Taylor                 Director                                                 March 26, 1998
-----------------------------
(TRUDE C. TAYLOR)


/s/ John L. Walecka                 Director                                                 March 26, 1998
-----------------------------
(JOHN L. WALECKA)

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Xylan Corporation:

We have audited the accompanying consolidated balance sheets of Xylan Corporation and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited the related consolidated financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xylan Corporation and subsidiaries at December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                           /s/ KPMG Peat Marwick LLP

Los Angeles, California
January 21, 1998

                      XYLAN CORPORATION AND SUBSIDIARIES

                       XYLAN CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)


          ASSETS                                     1997      1996
                                                     ----      ----
Current assets:
   Cash and cash equivalents...................   $ 35,917   $ 62,483
   Short-term investments......................     43,171     50,498
   Accounts receivable, net....................     53,013     26,956
   Inventories, net............................     17,731     11,578
   Deferred income taxes, net..................      6,100      1,766
   Prepaid expenses and other current assets...      2,892      2,247
                                                  --------   --------

      Total current assets.....................    158,824    155,528

Investments....................................     59,382     27,785
Note receivable................................      7,500      6,000
Property and equipment, net....................     20,894     16,665
Other assets...................................      4,306      1,273
                                                  --------   --------
       Total assets............................   $250,906   $207,251
                                                  ========   ========

          See accompanying notes to consolidated financial statements.

                      XYLAN CORPORATION AND SUBSIDIARIES

                      XYLAN CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)



              LIABILITIES AND SHAREHOLDERS' EQUITY                    1997       1996
                                                                      ----       ----
Current liabilities:
  Current installments of capital lease obligations.............   $    189   $    303
  Accounts payable and accrued expenses.........................     26,382     17,760
  Deferred revenue..............................................      4,317      2,838
  Income taxes payable..........................................      3,002         12
                                                                   --------   --------
      Total current liabilities.................................     33,890     20,913
  Capital lease obligations, less current installments..........         17        206
  Deferred revenue..............................................        899        494
                                                                   --------   --------
      Total liabilities.........................................     34,806     21,613
                                                                   --------   --------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, no par value. Authorized 5,000,000 shares...         --         --
   Common stock, $0.001 par value. Authorized 200,000,000
     shares; issued and outstanding 42,992,600
     and 41,947,025 shares, respectively........................         43         42
   Additional paid-in capital...................................    190,731    184,397
   Retained earnings............................................     25,326      1,199
                                                                   --------   --------
        Shareholders' equity....................................    216,100    185,638
                                                                   --------   --------
        Total liabilities and  shareholders' equity.............   $250,906   $207,251
                                                                   ========   ========

          See accompanying notes to consolidated financial statements.

                      XYLAN CORPORATION AND SUBSIDIARIES

                       XYLAN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          1997       1996       1995
                                                          ----       ----       ----

Revenue..............................................   $210,849   $128,456    $29,662
Cost of revenue......................................     92,551     57,830     15,418
                                                        --------   --------    -------
       Gross profit..................................    118,298     70,626     14,244
                                                        --------   --------    -------
Operating expenses:
       Research and development......................     25,875     15,823      7,154
       Sales and marketing...........................     60,356     32,590     13,011
       General and administrative....................      7,013      4,397      3,593
                                                        --------   --------    -------

Total operating expenses.............................     93,244     52,810     23,758
                                                        --------   --------    -------

       Operating income (loss).......................     25,054     17,816     (9,514)
Interest income, net.................................      6,694      5,240         73
                                                        --------   --------    -------
Income (loss) before income taxes....................     31,748     23,056     (9,441)
Income tax expense...................................      7,621      7,811         --
                                                        --------   --------    -------

       Net income (loss).............................   $ 24,127   $ 15,245   $ (9,441)
                                                        ========   ========   ========

Net income (loss) per share:
   Basic.............................................   $   0.57   $   0.43   $  (0.91)
   Diluted...........................................   $   0.52   $   0.33   $  (0.91)
                                                         =========  ========  ========

Shares used in per share computations:
   Basic.............................................      42,550    35,870     10,320
   Diluted...........................................      46,796    46,381     10,320
                                                        =========  ========   ========

          See accompanying notes to consolidated financial statements.

                      XYLAN CORPORATION AND SUBSIDIARIES

                       XYLAN CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)


                                                                                                              RETAINED      NET
                                                   CONVERTIBLE PREFERRED STOCK                   ADDITIONAL   EARNINGS     SHARE-
                                      -----------------------------------------------   COMMON    PAID-IN    (ACCUMULATED  HOLDERS'
                                      SERIES A  SERIES B  SERIES C  SERIES D SERIES E   STOCK     CAPITAL      DEFICIT)    EQUITY
                                      --------  --------  --------  -------- --------   -------  ----------  ------------  -------
Balance at December 31, 1994.......     $ 12       $ 8       $--       $--      $--       $10     $  9,942      $(4,605)   $  5,367

 Issuances of preferred stock......       --        --         4         1        1        --       20,008           --      20,014
 Issuances of common stock for
    promissory notes or services...       --        --        --        --       --        --          108           --         108
 Issuances of common stock
    warrants.......................       --        --        --        --       --        --            3           --           3
 Unearned compensation
    amortization...................       --        --        --        --       --        --           54           --          54
 Net loss..........................       --        --        --        --       --        --           --       (9,441)     (9,441)
                                        ----       ---       ---       ---      ---       ---     --------     --------    --------
Balance at December 31, 1995.......       12         8         4         1        1        10       30,115      (14,046)     16,105

 Conversion of preferred
    stock to common stock..........      (12)       (8)       (4)       (1)      (1)       26           --           --          --
 Issuances of common stock in
    conjunction with offerings.....       --        --        --        --       --         5      143,653           --     143,658
 Issuances of common stock
    under stock option plans.......       --        --        --        --       --         1          349           --         350
 Issuance of common stock
    warrants.......................       --        --        --        --       --        --          274           --         274
 Tax benefit attributable to
    stock option plan..............       --        --        --        --       --        --        9,507           --       9,507
 Unearned compensation
    amortization...................       --        --        --        --       --        --          499           --         499
 Net income........................       --        --        --        --       --        --           --       15,245      15,245
                                        ----       ---       ---       ---      ---       ---     --------     --------    --------
Balance at December 31, 1996.......       --        --        --        --       --        42      184,397        1,199     185,638

 Issuances of common stock
   under stock option plans........       --        --        --        --       --         1        1,772           --       1,773
 Issuances of common stock
   under stock purchase plans......       --        --        --        --       --        --        1,690           --       1,690
 Cancellation of common
   stock warrants..................       --        --        --        --       --        --         (274)          --        (274)
 Tax benefit attributable to
   stock option plan...............       --        --        --        --       --        --        2,689           --       2,689
 Unearned compensation
   amortization....................       --        --        --        --       --        --          457           --         457
 Net income........................       --        --        --        --       --        --           --       24,127      24,127
                                        ----       ---       ---       ---      ---       ---     --------     --------    --------

Balance at December 31, 1997            $ --       $--       $--       $--      $--       $43     $190,731     $ 25,326    $216,100
                                        ====       ===       ===       ===      ===       ===     ========     ========    ========

          See accompanying notes to consolidated financial statements.

                      XYLAN CORPORATION AND SUBSIDIARIES

                       XYLAN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                               1997         1996        1995
                                                                            ----------   ----------   ---------
Cash flows from operating activities:
 Net income (loss).......................................................   $  24,127    $  15,245    $ (9,441)
 Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
  Depreciation and amortization..........................................       7,877        3,581         928
  Deferred income taxes..................................................      (4,334)      (1,766)         --
  Consulting expense paid in common stock................................          --           --          82
  Expense (benefit) related to warrants..................................        (274)         274          --
  Unearned compensation amortization.....................................         457          499          54
  Change in:
   Accounts receivable...................................................     (26,057)     (13,814)    (13,020)
   Inventories...........................................................      (6,153)      (9,450)     (1,846)
   Prepaid expenses and other current assets.............................        (645)      (1,864)       (178)
   Other assets..........................................................         (33)        (785)       (268)
   Accounts payable and accrued expenses.................................       8,622        8,131       8,741
   Deferred revenue......................................................       1,884        2,656         676
   Income taxes payable..................................................       5,679        9,519          --
                                                                            ---------    ---------    --------
    Net cash provided by (used in) operating activities..................      11,150       12,226     (14,272)
                                                                            ---------    ---------    --------
Cash flows from investing activities:
 Purchases of property and equipment.....................................     (12,106)     (15,173)     (4,295)
 Advances on note receivable.............................................      (1,500)      (6,000)         --
 Purchases of investments................................................    (192,745)    (147,125)         --
 Maturities of investments...............................................     165,475       68,842       3,890
                                                                            ---------    ---------    --------
    Net cash used in investing activities................................     (40,876)     (99,456)       (405)
                                                                            ---------    ---------    --------
Cash flows from financing activities:
 Proceeds from issuances of common stock and common stock warrants.......       3,463      144,008           3
 Proceeds from issuances of convertible preferred stock..................          --           --      20,014
 Principal payments under capital lease obligations......................        (303)        (329)         --
                                                                            ---------    ---------    --------
    Net cash provided by financing activities............................       3,160      143,679      20,017
                                                                            ---------    ---------    --------
    Net increase (decrease) in cash and cash equivalents.................     (26,566)      56,449       5,340
    Cash and cash equivalents at beginning of year.......................      62,483        6,034         694
                                                                            ---------    ---------    --------
Cash and cash equivalents at end of year.................................   $  35,917    $  62,483    $  6,034
                                                                            =========    =========    ========
Supplemental disclosure of cash flow information:
Cash paid during the year for interest...................................   $      33    $      97    $    101
Cash paid during the year for income taxes...............................   $   6,177    $     222    $      -
                                                                            =========    =========    ========
Supplemental disclosure of noncash investing and financing activities:
Financed capital expenditures............................................   $       -    $       -    $    480
Common stock issued for promissory notes.................................   $       -    $       -    $     26
Income tax benefit resulting from exercise of employee stock options.....   $   2,689    $   9,507    $      -
                                                                            =========    =========    ========

          See accompanying notes to consolidated financial statements.

                      XYLAN CORPORATION AND SUBSIDIARIES

                       XYLAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

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

 Investment Securities

  The Company's investments consist of corporate and municipal debt, U.S. Treasuries and Federal Government Agency debt. The Company accounts for its investments in accordance with Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments to be classified based on management's intent in one of three categories: held-to-maturity securities, available-for-sale securities and trading securities. The Company has the intent and ability to hold its investments to maturity and, accordingly, classifies both long-term and short-term investments as held-to-maturity securities which are carried at amortized cost.

 Accounts Receivable

   Accounts receivable are shown net of an allowance for doubtful accounts of $1,563,000 and $270,000 at December 31, 1997 and 1996, respectively.

 Inventories

  Inventories, consisting principally of component parts, are stated at the lower of cost or market being determined using the first-in, first-out method. Inventories are shown net of valuation reserves of $2,635,000 and $458,000 at December 31, 1997 and 1996, respectively.

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

                      XYLAN CORPORATION AND SUBSIDIARIES

 Long-Lived Assets

  The Company adopted the provisions SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1996. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations or liquidity.

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

 Income Taxes

  The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax

                      XYLAN CORPORATION AND SUBSIDIARIES
assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 Net Income (Loss) Per Share

   In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share and became effective for both interim and annual periods ending after December 15, 1997. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been restated to conform to the SFAS No. 128 requirements.

   In February 1998, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 98 which changes the calculation of earnings per share in periods prior to initial public offerings as previously applied under SAB No. 83. When a registrant issued common stock, warrants, options, or other potentially dilutive instruments for consideration or with exercise prices below the initial public offering price within a one year period prior to the initial filing of a registration statement relating to an initial public offering, SAB No. 83 required such equity instruments to be treated as outstanding for all periods presented in the filing using the anticipated initial public offering price and the treasury stock method. Under SAB No. 98, when common stock, options, warrants, or other potentially dilutive instruments have been issued for nominal consideration during the periods covered by income statements in the filing, those nominal issuances are to be reflected in earnings per share calculations for all periods presented. Based on the Company's current understanding of the definition of "nominal consideration", the Company has concluded that during all periods prior to the Company's initial public offering, no equity instruments were issued for nominal consolidation. Per share results for periods prior to or including the Company's initial public offering have been restated in accordance with SAB No. 98

  For the periods in which the Company had net income, basic net income per share was based on the weighted average number of shares of common stock outstanding during the period. For the same periods diluted net income per share further included the effect of stock options outstanding during the period. For the periods in which the Company had a net loss, the net loss per share was computed using only the weighted average number of shares of common stock outstanding during the period.

                      XYLAN CORPORATION AND SUBSIDIARIES

The following table sets forth the computation of basic and diluted net income
(loss) per share (in thousands, except per share data):



                                                                Year Ended December 31,
                                                             ----------------------------
                                                                 1997      1996      1995
                                                              -------   -------   -------
Numerator for basic and diluted
  per share computations:
   Net income (loss) available to common shareholders.....    $24,127   $15,245   $(9,441)
                                                              =======   =======   =======

Denominator:
 Shares used for basic per share computations -
    weighted average shares outstanding...................     42,550    35,870    10,320

 Effect of dilutive securities:
   Stock options and warrants.............................      4,246     5,582        --
   Preferred stock........................................         --     4,929        --
                                                              -------   -------   -------

 Shares used for diluted per share computations...........     46,796    46,381    10,320
                                                              =======   =======   =======

Net income (loss) per share:
  Basic...................................................    $  0.57   $  0.43   $ (0.91)
  Diluted.................................................    $  0.52   $  0.33   $ (0.91)
                                                              =======   =======   =======

  Options to purchase 637,000 and 968,000 shares at a weighted average exercise price of $21.64 and $48.87 were outstanding at December 31, 1997 and 1996, respectively, but were not included in the computation of diluted net income per share because the exercise price of the options was greater than the average market price of the common shares and therefore, the effect would be antidilutive.

 Accounting for Stock Options

  Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded only if the current market price of the underlying stock on the date of grant exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

 Use of Estimates

   Company management has made a number of estimates and assumptions relating to the reporting of assets and liabilities in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

                      XYLAN CORPORATION AND SUBSIDIARIES

 Recently Issued Accounting Standards

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt SFAS No. 130 effective January 1, 1998.

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to shareholders. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. The Company will adopt SFAS No. 131 effective January 1, 1998.

 Reclassifications

  Certain amounts in the prior period financial statements have been reclassified to conform with current period presentation.

(2)   PROPERTY AND EQUIPMENT

  Property and equipment, stated at cost, at December 31, 1997 and 1996 are summarized as follows:

                                                      1997     1996
                                                    -------   -------
                                                     (In thousands)
Furniture and fixtures...........................   $ 2,969   $ 1,825
Manufacture and test equipment...................     6,860     4,870
Computer equipment and purchased software........    21,959    13,636
Leasehold improvements...........................     1,615       966
                                                    -------   -------
  Total property and equipment...................    33,403    21,297
Less accumulated depreciation and amortization...    12,509     4,632
                                                    -------   -------
 Net property and equipment......................   $20,894   $16,665
                                                    =======   =======

  Assets acquired through capitalized leases, which are included in property and equipment, aggregated $1,176,000 at December 31, 1997 and 1996. Accumulated depreciation related to these assets aggregated $841,000 and $654,000 at December 31, 1997 and 1996, respectively.

                      XYLAN CORPORATION AND SUBSIDIARIES

(3)    INVESTMENT SECURITIES

  The Company's held-to-maturity investments at December 31, 1997 and 1996 consist of corporate and municipal debt, U.S. Treasuries and Federal Government Agency debt. The investments which are carried at amortized cost and approximate market are summarized as follows:

                                                                        1997      1996
                                                                      --------   -------
                                                                        (In thousands)
            Corporate debt..........................................  $ 10,319   $32,821
            Municipal debt..........................................    85,135     2,235
            U.S. Treasuries.........................................        --     7,910
            Federal Government Agency debt..........................     7,099    35,317
                                                                      --------   -------
             Total investments......................................   102,553    78,283
            Due within one year.....................................    43,171    50,498
                                                                      --------   -------
            Due after one year......................................  $ 59,382   $27,785
                                                                      ========   =======

At December 31, 1997, total net unrealized holding gains and losses were immaterial.

(4)   NOTE RECEIVABLE

  The Company agreed to loan up to $10 million to a contract manufacturer that the Company has subcontracted component procurement, kitting and printed circuit board assembly. The Company entered into the agreement to assist the contract manufacturer in meeting the Company's increasing production requirements. The Company purchases a majority of its inventory components from this contract manufacturer. The loan is non-interest bearing, does not have a defined due date and is secured by raw materials and electronic components purchased by the contract manufacturer. At December 31, 1997 and 1996, the note had an outstanding balance of $7.5 million and $6 million, respectively, and is classified as a noncurrent asset on the accompanying consolidated balance sheet. Additionally, the Company has guaranteed up to $5,000,000 of this contract manufacturer's debt for raw material and electronic component purchases.

(5)   NOTE PAYABLE

  The Company has a revolving line of credit agreement providing for borrowings up to the lesser of $6,000,000 or 80% of eligible accounts receivable, as defined. Interest is payable monthly at the bank's prime rate (8.5% at December 31, 1997) or at the bank's libor rate (5.8% at December 31, 1997) plus 1.75% and expires January 28, 1999. The Company had available borrowings of $6,000,000 at December 31, 1997.

  As of December 31, 1997 and 1996, the Company had no outstanding borrowings on the aforementioned note payable. Additionally, the note is secured by all Company personal property and contains certain financial covenants and restrictions. As of December 31, 1997, the Company was in compliance with such covenants and restrictions.

                      XYLAN CORPORATION AND SUBSIDIARIES

(6)   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

  Accounts payable and accrued expenses at December 31, 1997 and 1996 consist of the following:

                                                                  1997      1996
                                                                  ----      ----
                                                                (In thousands)

   Accounts payable.......................................       $10,926    $ 9,336
   Accrued payroll and related costs......................         7,890      4,281
   Accrued warranty.......................................         1,256      1,535
   Other accrued expenses.................................         6,310      2,608
                                                                 -------    -------
       Total accounts payable and accrued expenses........       $26,382    $17,760
                                                                 =======    =======

 (7)   CAPITAL LEASE OBLIGATIONS
  Capital lease obligations at December 31, 1997 and 1996 are summarized as follows:

                                                                                 1997       1996
                                                                               -------    -------
                                                                               (In thousands)
   Capital lease obligations, secured by related assets, payable in monthly installments including interest ranging from 4% to 21%
      through January 1999...............................................       $   206    $   509
   Less current installments.............................................           189        303
                                                                                -------    -------
                                                                                $    17    $   206
                                                                                =======    =======

  Future minimum capital lease payments at December 31, 1997 are as follows (in thousands):

        Year ending December 31:
                  1998....................................................     $   207
                  1999....................................................          19
                                                                               -------
                                                                                   226
                   Less amounts representing interest.....................          20
                                                                               -------
                                                                               $   206
                                                                               =======

(8)   SHAREHOLDERS' EQUITY

 Convertible Preferred Stock

  During 1995, the Company issued 3,964,244 shares of series C convertible preferred stock for cash consideration of $10,000,004, 1,262,120 shares of series D convertible preferred stock for cash consideration of $5,048,480 and 952,382 shares of series E convertible preferred stock for cash consideration of $5,000,006. Legal expenses of approximately $34,000 were netted against the proceeds of the 1995 convertible preferred stock issuances.

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

                      XYLAN CORPORATION AND SUBSIDIARIES

 Common Stock

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

  In 1996, Xylan and IBM entered into an agreement whereby Xylan committed to grant IBM warrants to purchase up to a maximum of 2,350,000 shares of Xylan common stock based on the achievement of specific business goals. During 1996, the Company recognized $274,000 of expense related to these warrants. In 1997, the commitment to grant warrants to IBM was cancelled and the $274,000 of expense was reversed.

(9)   STOCK OPTION PLANS

 1993 Stock Incentive Plan

  The Company has a 1993 Stock Incentive Plan (the 1993 Plan) which reserves 8,000,000 shares of the Company's authorized but unissued common stock for options or stock purchase grants issuable to officers, employees, consultants and the members of the Board of Directors of the Company.

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

  The Company determined subsequent to the grant of certain options, based in part on an independent appraisal of the common stock at September 30, 1995, to record for financial statement presentation purposes unearned compensation of $941,000 for the difference between the exercise price and the deemed fair market value. The methods of valuation used by the independent appraiser to determine fair market value (based on an armslength transaction) were primarily estimates of future cash flows, and also a comparison to similar publicly traded companies, with a discount applied for the lack of a public market for the Company's stock.

  During 1996, the Company recorded additional unearned compensation of $1,395,000, for the difference between the grant price and the deemed fair market value for options issued during the period from January 1, 1996 through March 4, 1996.

                      XYLAN CORPORATION AND SUBSIDIARIES

  The unearned compensation is recorded as an offset to additional paid-in capital and will be recorded as compensation expense ratably over the related vesting periods. During 1997, 1996 and 1995, the Company recorded $457,000, 499,000 and $54,000 of compensation expense, respectively.

  During 1995, the Company issued 68,080 shares of common stock to a director for promissory notes of $25,530 pursuant to stock purchase grants under the 1993 Plan. Such notes were repaid subsequent to December 31, 1995. The Company determined subsequent to the grant of such stock, based in part on an independent appraisal of the common stock as of September 30, 1995, to record for financial statement reporting purposes compensation expense of $5,050 for the difference between the grant price and the deemed fair market value. Additionally during 1995, the Company issued 167,080 shares of common stock for services with a fair value of $77,161 pursuant to stock purchase grants under the 1993 Plan.

  In July 1997, the Board of Directors approved the repricing of options granted with an exercise price in excess of $15.81 for all employees. In June and July 1996, the Board of Directors approved the repricing of options with an exercise price in excess of $50.75 and $34.75, respectively, for all employees excluding executive officers.

 1996 Stock Option Plan

  The Company has a 1996 Stock Option Plan (the 1996 Plan) which reserves 5,000,000 shares of the Company's authorized but unissued common stock for option grants. The 1996 Plan provides for the grant to Company employees of incentive stock options and for the grant of nonstatutory stock options to employees and consultants of the Company. Incentive stock options are granted at 100% of fair market value. Nonstatutory stock options granted to certain of the Company's executive officers must be at fair market value and grants to all other persons must be at least 85% of fair market value at grant date. Outstanding options under the 1996 Plan vest in varying increments and expire five to ten years after grant or upon earlier termination.

  In July 1997, the Board of Directors approved the repricing of options with an exercise price in excess of $15.81 for all employees. In June and July 1996, the Board of Directors approved the repricing of options with an exercise price in excess of $50.75 and $34.75, respectively, for all employees excluding executive officers.

  1996 Stock Purchase Plan

  The Company has a 1996 Employee Stock Purchase Plan (the Purchase Plan) which reserves 1,500,000 shares of common stock for issuance. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee's salary, at a price equal to the lower of 95% of the fair market value of the Company's common stock at the beginning of the offering period or the purchase date. The Purchase Plan expires in 20 years.

  For the years ended December 31, 1997 and 1996, the Company recorded $492,000 and $1,023,000 in employee payroll deductions which have been included in accounts payable and accrued expenses on the accompanying consolidated balance sheet. At December 31, 1997, 81,051 shares had been issued pursuant to the Purchase Plan for aggregate proceeds of $1,690,000. At December 31, 1996, no shares has been issued pursuant to the Purchase Plan.

 1996 Directors' Stock Option Plan

  The Company has a 1996 Directors' Stock Option Plan (the Directors' Plan) which reserves 150,000 shares of common stock for issuance related to nonstatutory stock options to nonemployee directors of the Company. Options are exercisable at the fair market value of common stock on the grant date and have a term of ten years.

                      XYLAN CORPORATION AND SUBSIDIARIES

1998 Employee Stock Option Plan

  In January 1998, the Company adopted the 1998 Employee Stock Option Plan (the 1998 Plan) which reserves 1,000,000 shares of the Company's authorized but unissued common stock for option grants. The 1998 Plan provides for the grant of nonstatutory stock options to Company employees, excluding named executive officers.

Summary Stock Option Activity

   As of December 31, 1997, 2,347,000 options were exercisable. In October 1997, the Company's Board of Directors approved acceleration of vesting of stock options held by the Company's Executive Officers and certain key employees in the event of a change of control. Summary stock option activity during the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                           WEIGHTED NUMBER OF OPTIONS
                                                 ----------------------------------------------      AVERAGE
                                                                             DIRECTORS               EXERCISE
                                                 1993 PLAN     1996 PLAN       PLAN       TOTAL       PRICE
                                                 ---------     ---------       ----       -----      --------
Balance at December 31, 1994.......              2,650,000            --         --     2,650,000     $  .08
Granted............................              4,719,000            --         --     4,719,000        .67
Canceled...........................               (994,000)           --         --      (994,000)       .26
                                                ----------    ----------    -------    ----------     ------
Balance at December 31, 1995.......              6,375,000            --         --     6,375,000        .48
Granted............................              2,262,000     1,968,000     20,000     4,250,000      35.98
Exercised..........................             (1,062,000)           --         --    (1,062,000)       .33
Canceled...........................             (1,238,000)      (37,000)        --    (1,275,000)     27.19
                                                ----------    ----------    -------    ----------     ------

Balance at December 31, 1996.......              6,337,000     1,931,000     20,000     8,288,000      14.75
Granted............................                114,000     4,222,000     30,000     4,366,000      18.37
Exercised..........................               (935,000)      (30,000)        --      (965,000)      1.84
Canceled...........................               (679,000)   (1,265,000)    (5,000)   (1,949,000)     19.74
                                                ----------    ----------    -------    ----------     ------

Balance at December 31, 1997.......              4,837,000     4,858,000     45,000     9,740,000     $10.48
                                                ==========    ==========    =======    ==========     ======

Reserved for future issuance.......                845,000       112,000    105,000     1,062,000
                                                ==========    ==========    =======    ==========

                      XYLAN CORPORATION AND SUBSIDIARIES

(10)   ACCOUNTING FOR STOCK-BASED COMPENSATION

  The Company has adopted the disclosure-only provisions of Statement 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans and warrants. If the Company had elected to recognize compensation cost based on the fair value at the date of grant for awards under the plans and warrants (including modified awards), consistent with the method as prescribed by Statement No. 123, net income (loss) and net income (loss) per share for the years ended December 31, 1997, 1996 and 1995 would have changed to the pro forma amounts indicated below (in thousands, except per share data):

                                   1997             1996                1995
                                   ----             ----                ----
   Net income (loss):
      As reported..............  $24,127           $15,245             $(9,441)
      Pro forma................  $(1,672)          $ 7,690             $(9,562)
                                 =======           =======             =======
   Net income (loss) per share:
      As reported
       Basic...................  $  0.57           $  0.43             $ (0.91)
       Diluted ................  $  0.52           $  0.33             $ (0.91)
      Pro forma:
       Basic...................  $ (0.04)          $  0.21             $ (0.93)
       Diluted ................  $ (0.04)          $  0.17             $ (0.93)
                                 =======           =======             =======

  The pro forma disclosure of compensation cost under this pronouncement was based on the Black-Scholes single-option pricing model with the following weighted average assumptions for 1997, 1996 and 1995:

                                           1997   1996    1995
                                           ----   ----    ----
   Expected volatility...............       45%     55%    55%
   Expected risk-free interest rate..      6.1%    6.2%   6.2%
   Expected dividend yield...........      0.0%    0.0%   0.0%
   Expected option life (in years)...      5.5     5.5    5.5
                                           ===     ===    ===

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of the Company's options.

  Pro forma net income (loss) reflects only options granted in 1997, 1996 and 1995. Therefore the full amount of calculating compensation cost for stock options under Statement No. 123 is not reflected in the pro forma net income
(loss) amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to January 1, 1995 is not considered. The disclosure of compensation cost under this pronouncement may not be representative of the effects on net income
(loss) for future years.

                      XYLAN CORPORATION AND SUBSIDIARIES

  The weighted average fair value of options granted in 1997, 1996 and 1995 was $17.20, $35.98 and $0.67, respectively. The following table summarizes information regarding options outstanding and options exercisable at December 31, 1997:

                           OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
       -----------------------------------------------------------   ----------------------
                                                          WEIGHTED                 WEIGHTED
       RANGE OF             OUTSTANDING AT   REMAINING    AVERAGE    EXERCISABLE   AVERAGE
       EXERCISE              DECEMBER 31,   CONTRACTUAL   EXERCISE   AT DECEMBER   EXERCISE
        Prices                   1997          LIFE        PRICE        31, 1997    PRICE
       -------                   ----          ----        -----        --------    -----
      $ 0.06 -  0.38           2,459,000     7.0 years     $ 0.20       963,000     $ 0.16
        1.00 - 15.50           1,986,000     8.5             6.73       493,000       2.68
       15.56 - 15.81           3,967,000     9.6            15.81       886,000      15.81
       15.88 - 24.56           1,328,000    10.1            19.23         5,000      16.13
                               ---------                              ---------
      $ 0.06 - 24.56           9,740,000     8.8 years     $10.48     2,347,000     $ 6.63
      ==============           =========     =========     ======     =========     ======

(11)   INCOME TAXES

  The components of income tax expense for the years ended December 31, 1997 and 1996 are summarized as follows (in thousands):


                                                                    1997       1996
                                                                  --------   --------
         Current:
            Federal............................................   $ 9,381    $ 7,454
            State..............................................     2,480      2,123
            Foreign............................................     1,450         --
                                                                  -------    -------
              Total current....................................    13,311      9,577
                                                                  -------    -------

         Deferred:
            Federal............................................    (4,712)      (823)
            State..............................................      (978)      (943)
                                                                  -------    -------
              Total deferred...................................    (5,690)    (1,766)
                                                                  -------    -------

              Total income taxes...............................   $ 7,621    $ 7,811
                                                                  =======    =======

  The provision for income taxes, all current, for the year ended December 31, 1995 consists solely of the annual minimum California franchise tax of $800. Such amount is included in general and administrative expense in the accompanying consolidated statements of operations.

                      XYLAN CORPORATION AND SUBSIDIARIES

  Total income tax expense differs from expected income tax expense (computed by applying the U.S. Federal corporate tax rate of 35%) for the years ended December 31, 1997 and 1996 as follows (in thousands):

                                                                               1997     1996
                                                                               ----     ----
         Computed U.S. Federal income taxes................................  $11,112    $8,070
         Computed state income taxes, net of Federal benefit...............    1,765     1,401
         Computed foreign taxes............................................    1,450        --
         Benefit from foreign sales corporation............................     (405)     (867)
         Nondeductible travel and entertainment expense....................      587        86
         Tax exempt interest income........................................     (831)       --
         Federal alternative minimum tax...................................       --        71
         Research and experimentation credits..............................     (796)     (598)
         Net change in valuation allowance.................................   (5,618)     (443)
         Other.............................................................      357        91
                                                                             -------    ------
           Income tax expense..............................................  $ 7,621    $7,811
                                                                             =======    ======

  The net change in the valuation allowance for the year ended December 31, 1995 was an increase of $4,085,000.

  For the years ended December 31, 1997 and 1996, the Company realized income tax benefits totaling $2,689,000 and $9,507,000, respectively, related to exercised stock options. The total income tax benefit related to these deductions is recorded as an addition to additional paid-in capital in the accompanying consolidated balance sheet.

  Under FAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amount of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets (liabilities) at December 31, 1997 and 1996 consist of the following:

                                                               1997       1996
                                                             --------   --------
                                                               (In thousands)
     Deferred tax assets:
      Allowances and reserves.............................   $ 6,834    $ 1,394
      Accrued expenses....................................   $ 1,749      1,578
      Net operating loss carryforwards....................        --      2,387
      Research and development tax credit carryforwards...        --      1,357
      Other...............................................       393        668
                                                             -------    -------
          Total gross deferred tax assets.................     8,976      7,384
                                                             -------    -------
              Deferred tax liabilities:
                   Depreciation and amortization..........    (1,076)        --
                   Foreign taxes..........................    (1,357)        --
                   State taxes............................      (443)        --
                                                             -------    -------
          Total gross deferred tax liabilities............    (2,876)        --
                                                             -------    -------
      Valuation allowance.................................        --     (5,618)
                                                             -------    -------
          Net deferred tax assets.........................   $ 6,100    $ 1,766
                                                             =======    =======

                      XYLAN CORPORATION AND SUBSIDIARIES

  In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment.

  During the year ended December 31, 1997, the Company recognized a deferred tax benefit of $5,618,000 through a reduction of the Company's deferred tax asset valuation allowance. The reduction was determined based on the Company's assessment of the realizability of its deferred tax assets giving consideration to the Company's recent operating history, utilization of its remaining net operating loss and research and development tax credit carryforwards to reduce its 1997 tax liability, and its expectation that operations will continue to generate taxable income. Although realization is not assured, the Company believes it is more likely than not that the net deferred tax asset of $6,100,000 at December 31, 1997 will be realized.

(12)   SIGNIFICANT CUSTOMERS, CONCENTRATION OF CREDIT RISK AND EXPORT SALES

  The Company operates in a single industry segment encompassing the design, development, manufacture, marketing and technical support of internetworking products and services.

 Significant Customers

  For years ended December 31, 1997, 1996 and 1995 customers comprising 10% or more of revenue are as follows:

                                                                      1997    1996    1995
                                                                      -----   -----   -----
        IBM....................................................       21.5%   11.7%      *
        Alcatel................................................       11.6%      *    10.5%
        Hitachi Computer Products..............................          *    13.5%   17.6%
        NTT PC Communications..................................          *    12.3%      *
        Digital Equipment Corp.................................          *       *    17.2%

  * Percentage is less than 10%

 Concentration of Credit Risk

  Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. The credit risk associated with accounts receivable is mitigated by the Company's credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions.

  The Company's two major customers in 1997, each of whom accounted for more than 10% of revenue, aggregated 23% and 17%, respectively, of accounts receivable at December 31, 1997.

  One of the Company's major customers in 1996, who accounted for more than 10% of revenue, aggregated 18% of gross accounts receivable at December 31, 1996.

                      XYLAN CORPORATION AND SUBSIDIARIES

 Revenues by Geographic Area

  Revenues by geographic area for the years ended December 31, 1997, 1996 and 1995 are as follows:

                            1997       1996      1995
                          --------   --------   -------
                                 (In Thousands)
  Revenue:
     North America.....   $ 98,823   $ 62,767   $15,267
     Asia..............     45,864     48,092     9,780
     Europe............     60,069     16,359     4,508
     Other.............      6,093      1,238       107
                          --------   --------   -------
       Total revenue...   $210,849   $128,456   $29,662
                          ========   ========   =======


(13)   EMPLOYEE BENEFIT PLAN

  The Company has a defined contribution 401(k) plan. The plan covers all full-time employees who are at least 21 years of age and have completed 30 days of service. Participants may contribute 1% to 12% of their pretax compensation. The plan permits the Company to make matching contributions up to 25% of the participant's contribution and the matching contributions vest over five years. The Company's matching contribution for 1997, 1996 and 1995 was $459,000, $265,000 and $60,000, respectively.

(14)   COMMITMENTS AND CONTINGENCIES

  The Company is obligated under noncancelable operating lease agreements for equipment and facilities expiring on various dates through 2002. Rental expense for the years ended December 31, 1997, 1996 and 1995 aggregated $3,096,000, $1,482,000 and $718,000, respectively.

  Future annual minimum rental commitments under noncancelable operating leases at December 31, 1997 are as follows (in thousands):

Year ended December 31:
                 1998...........................................     $2,458
                 1999...........................................      2,004
                 2000...........................................      1,839
                 2001...........................................      1,461
                 2002...........................................        857
                                                                     ------
                                                                     $8,619
                                                                     ======

  The Company is involved in various investigations, lawsuits and claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

  The Company has guaranteed up to $5,000,000 of its contract manufacturer's debt for raw material and electronic components purchases, in addition to the note agreement as disclosed in note 4.

                      XYLAN CORPORATION AND SUBSIDIARIES

(15)   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  Selected quarterly financial data for 1997 and 1996 is as follows:

                                                                                    THREE MONTHS ENDED
                                                                   ------------------------------------------------
                                                                   December 31   SEPTEMBER 30   JUNE 30    MARCH 31
                                                                   -----------   ------------   --------   --------
                                                                         (In thousands, except per share data)
1997:
 Revenue........................................................       $64,202        $53,517    $45,122    $48,008
 Gross profit...................................................        36,287         29,799     24,867     27,345
 Operating income...............................................         8,609          5,542      3,262      7,641
 Net income.....................................................         6,562          4,607      7,090      5,868
 Net income per share - basic...................................          0.15           0.11       0.17       0.14
 Net income per share - diluted.................................          0.14           0.10       0.15       0.13

1996:
 Revenue........................................................        41,452         35,425     28,187     23,392
 Gross profit...................................................        23,574         19,521     14,962     12,569
 Operating income...............................................         6,217          5,655      3,358      2,586
 Net income.....................................................         5,031          4,630      2,901      2,683
 Net income per share - basic...................................          0.12           0.11       0.07       0.15
 Net income per share - diluted.................................       $  0.11        $  0.10    $  0.06    $  0.06

                       XYLAN CORPORATION AND SUBSIDIARIES

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                            BALANCE AT                              BALANCE AT
                                                            BEGINNING     CHARGED TO                    END
                                                             OF YEAR       EXPENSE     DEDUCTIONS     OF YEAR
                                                             -------       -------     ----------     -------

Year ended December 31, 1997:
 Allowance for doubtful accounts...........................  $270,000       1,293,000          --      $1,563,000
 Allowance for excess and obsolete inventory...............   458,000       2,177,000          --       2,635,000

Year ended December 31, 1996:
 Allowance for doubtful accounts...........................   376,644          35,056     141,700         270,000
 Allowance for excess and obsolete inventory...............   132,400         355,423      29,823         458,000

Year ended December 31, 1995:
 Allowance for doubtful accounts...........................        --         376,644          --         376,644
 Allowance for excess and obsolete inventory...............        --        $132,400          --        $132,400

                               INDEX TO EXHIBITS


 Exhibit
 Number                                             Description                                               Page Number
 -------                                            -----------                                               -----------

 3.1         Amended and Restated Articles of Incorporation of Registrant.                                           (1)
 3.2         Amended and Restated Bylaws of Registrant.                                                              (1)
 4.1         Form of Common Stock Certificate.                                                                       (1)
 4.2         Preferred Shares Rights Agreement dated as of April 17, 1997 between the Registrant and the First National Bank of Boston, including Certificate of Determination of Rights,
             Preferences and Privileges of Series A Participating Preferred Stock, the Form of Rights
             Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.            (2)
10.1         Form of Indemnification Agreement.                                                                      (1)
10.2         1993 Stock Incentive Plan.                                                                              (1)
10.3         Form of 1996 Employee Stock Purchase Plan and related agreements.                                       (1)
10.4         Form of 1996 Directors' Option Plan and related agreements.                                             (1)
10.5         Form of amended 1996 Stock Plan.                                                                        (4)
10.6         Fourth Restated Registration Rights Agreement among the Registrant and certain
             security holders of the Registrant, dated as of December 11, 1995.                                      (1)
10.7         Lease Agreement between the Registrant and Malibu Canyon Office Partners, L.P.
             dated as of April 14, 1994, as amended November 3, 1994, January 2, 1995, and
             April 25, 1995.                                                                                         (1)
10.8         Security and Loan Agreement dated September 1, 1995 between the Registrant
             and Imperial Bank.                                                                                      (1)
10.9         Master Lease Agreement dated as of May 31, 1994, as amended between the
             Registrant and Dominion Ventures, Inc.                                                                  (1)
10.10        Master Lease Agreement dated as of June 9, 1995 between the Registrant
             and Copelco Capital, Inc.                                                                               (1)
10.11        Value-Added Product Sales Agreement dated as of July 1, 1995 between
             the Registrant and Hamilton Hallmark, a division of Avnet, Inc.                                         (1)
10.12        401(k) Plan.                                                                                            (1)
10.12        Series C Preferred Stock Agreement dated as of March 13, 1995 between
             the Registrant and Alcatel Data Networks S.A.                                                           (1)
10.13        International Distributor Agreement between the Registrant and Alcatel
             N.V., dated as of March 13, 1995.                                                                       (1)
10.14        Product and Technology Agreement between the Registrant and Alcatel
             N.V. dated as of March 13, 1995.                                                                        (1)
10.15        Original Equipment Manufacturer Agreement dated as of June 14, 1995
             between the Registrant and Hitachi Computer Products (America), Inc.                                    (1)
10.16        Original Equipment Manufacturer Agreement dated as of April 12, 1995
             between the Registrant and Digital Equipment Corporation.                                               (1)
10.17        Manufacturing and Purchase Agreement dated as of March 28, 1996
             between the Registrant and Victron, Inc.                                                                (1)


Exhibit
Number                                             Description                                                   Page Number
-------                                            ------------                                                  -----------
10.18        Amendment to Manufacturing and Purchase Agreement between
             Xylan and Victron, Inc. dated as of December 30, 1996.                                                  (3)
10.20        Dale Bartos Employment Agreement dated as of January 4, 1997.                                           (3)
10.21        Form of 1998 Employee Stock Option Plan and related Agreements.                                         (4)
10.22        Form of Change of Control Agreement.                                                                    (4)
23.1         Consent of KPMG Peat Marwick LLP.                                                                       (4)
24.1         Power of Attorney (see page 33).                                                                        (4)
27.1         Financial Data Schedule (Current) Fiscal Year Ended Dec-31-1997.                                        (4)
27.2         Restated Financial Data Schedule 9 Months Ended Sep-30-1997.                                            (4)
27.3         Restated Financial Data Schedule 6 Months Ended Jun-30-1997.                                            (4)
27.4         Restated Financial Data Schedule 3 Months Ended Mar-31-1997.                                            (4)
27.5         Restated Financial Data Schedule Fiscal Year Ended Dec-31-1996.                                         (4)
27.6         Restated Financial Data Schedule 9 Months Ended Sep-30-1996.                                            (4)
27.7         Restated Financial Data Schedule 6 Months Ended Jun-30-1996.                                            (4)
27.8         Restated Financial Data Schedule 3 Months Ended Mar-31-1996.                                            (4)
27.9         Restated Financial Data Schedule for Fiscal Year Ended Dec-31-1995.                                     (4)

--------
(1) Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1 and Amendments thereto (File No. 333-03623), which became effective on May 29, 1996.
(2) Incorporated by reference to Exhibit 1 of the Registrant's Registration Statement on Form 8-A filed with the Commission on August 24, 1997.
(3) Incorporated by reference to identically numbered exhibits filed in the Company's Annual Report on Form 10-K filed in March 31, 1997.
(4)  Filed herewith.