Form 10-Q
period 1998-03-31
XYLAN CORP
filed 1998-05-13
CIK 914698

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                            ______________________


                                   Form 10-Q

(Mark One)
           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares outstanding of the registrant's Common Stock as of April 30, 1998, was 43,131,891.

                               XYLAN CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE PERIOD ENDED MARCH 31, 1998


                                     INDEX


                                                                            Page
                                                                            ----

PART I    Financial Information

Item 1.   Financial Statements:

             Condensed Consolidated Balance Sheets March 31,
               1998 and December 31, 1997                                     3

             Condensed Consolidated Income Statements --
               Three Months Ended March 31, 1998, December 31,
               1997 and March 31, 1997                                        4

             Condensed Consolidated Statements of Cash Flows --
               Three Months Ended March 31, 1998, December 31,
               1997 and March 31, 1997                                        5

             Notes to Condensed Consolidated Financial Statements             6

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        9

Item 3.   Quantitative and Qualitative Disclosures About Market Risks       N/A

PART II   Other Information

Item 1.   Legal Proceedings                                                  22

Item 2.   Changes in Securities and Use of Proceeds                          22

Item 3.   Defaults upon Senior Securities                                    22

Item 4.   Submission of Matters to a Vote of Security Holders                22

Item 5.   Other Information                                                  22

Item 6.   Exhibits and Reports on Form 8-K                                   23

          Signature                                                          24

          Exhibit Index                                                      25

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                               XYLAN CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                        March 31,   December 31,
                                                          1998          1997
                                                       -----------  ------------
                         ASSETS                        (Unaudited)
Current assets:
    Cash and cash equivalents.........................   $ 28,052     $ 35,917
    Short-term investments............................     35,345       43,171
    Accounts receivable, net..........................     53,701       53,013
    Inventories, net..................................     23,246       17,731
    Deferred income taxes, net........................      6,438        6,100
    Prepaid expenses and other current assets.........      3,879        2,892
                                                         --------     --------
       Total current assets...........................    150,661      158,824

Investments...........................................     69,494       59,382
Note receivable.......................................      7,500        7,500
Property and equipment, net...........................     23,798       20,894
Other assets..........................................      4,788        4,306
                                                         --------     --------
       Total assets...................................   $256,241     $250,906
                                                         ========     ========

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses.............   $ 22,282     $ 26,382
    Current installments of capital lease obligations.        145          189
    Deferred revenue..................................      7,667        4,317
    Income taxes payable..............................      3,277        3,002
                                                         --------     --------
       Total current liabilities......................     33,371       33,890

Capital lease obligations, less current installments..         --           17
Deferred revenue......................................      1,229          899
                                                         --------     --------
       Total liabilities..............................     34,600       34,806
                                                         --------     --------

Shareholders' equity:
    Common stock and additional paid-in capital.......    187,930      190,774
    Retained earnings.................................     33,711       25,326
                                                         --------     --------
       Shareholders' equity...........................    221,641      216,100
                                                         --------     --------
       Total shareholders' equity.....................   $256,241     $250,906
                                                         ========     ========

  The accompanying notes are an integral part of these financial statements.

                               XYLAN CORPORATION
                   CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)
                     (in thousands, except per share data)

                                                     Three Months Ended
                                            ------------------------------------
                                            March 31,   December 31,   March 31,
                                              1998          1997         1997
                                            ---------   ------------   ---------
Revenue..................................    $75,370      $64,202       $48,008
Cost of revenue..........................     32,652       27,915        20,663
                                             -------      -------       -------
        Gross profit.....................     42,718       36,287        27,345
                                             -------      -------       -------
Operating expenses:
   Research and development..............      8,787        7,512         5,506
   Sales and marketing...................     20,108       18,122        12,621
   General and administrative............      2,237        2,044         1,577
                                             -------      -------       -------
Total operating expenses.................     31,132       27,678        19,704
                                             -------      -------       -------
        Operating income.................     11,586        8,609         7,641
Interest income, net.....................      1,491        1,504         1,828
                                             -------      -------       -------
Income before income taxes...............     13,077       10,113         9,469
Income tax expense.......................      4,692        3,551         3,601
                                             -------      -------       -------
   Net income............................    $ 8,385      $ 6,562       $ 5,868
                                             =======      =======       =======
Net income per share:
   Basic.................................    $   .19      $   .15       $   .14
   Diluted...............................    $   .18      $   .14       $   .13
                                             =======      =======       =======
Shares used in per share calculations:
   Basic.................................     43,109       42,945        42,147
   Diluted...............................     47,434       47,115        46,594
                                             =======      =======       =======

  The accompanying notes are an integral part of these financial statements.

                               XYLAN CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                          Three Months Ended
                                                                 ------------------------------------
                                                                 March 31,   December 31,   March 31,
                                                                   1998          1997         1997
                                                                 ---------   ------------   ---------
Cash flows from operating activities:
   Net income..................................................   $ 8,385      $  6,562     $  5,868
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization............................     2,474         2,407        1,540
      Deferred income taxes....................................      (338)          494           --
      Expense related to warrants..............................        --            --          190
      Unearned compensation amortization.......................       114           114          114
      Change in:
        Accounts receivable....................................      (688)      (10,186)     (10,064)
        Inventories............................................    (5,515)       (6,360)       3,279
        Prepaid expenses and other current assets..............      (986)          498         (601)
        Other assets...........................................      (482)          584       (2,081)
        Accounts payable and accrued expenses..................    (4,100)        5,363        2,931
        Deferred revenue.......................................     3,679           183          844
        Income taxes payable...................................     1,775         2,870        1,841
                                                                  -------      --------     --------
          Net cash provided by operating activities............     4,318         2,529        3,861
                                                                  -------      --------     --------
Cash flows from investing activities:
   Purchases of property and equipment.........................    (5,377)       (3,202)      (2,302)
   Sales (purchases) of investments............................    (2,287)        1,785      (19,701)
                                                                  -------      --------     --------
          Net cash used in investing activities................    (7,664)       (1,417)     (22,003)
                                                                  -------      --------     --------
Cash flows from financing activities:
   Common stock issued.........................................     2,453           298        1,375
   Common stock repurchased....................................    (6,912)           --           --
   Principal payments under capital lease obligations..........       (60)          (65)         (86)
                                                                  -------      --------     --------
      Net cash provided by (used in) financing activities......    (4,519)          233        1,289
                                                                  -------      --------      -------
          Net increase (decrease) in cash and cash equivalents.    (7,865)        1,345      (16,853)
Cash and cash equivalents at beginning of period...............    35,917        34,572       62,483
                                                                  -------      --------     --------
Cash and cash equivalents at end of period.....................   $28,052      $ 35,917     $ 45,630
                                                                  =======      ========     ========
   Supplemental disclosure of cash flow information:
          Cash paid during the period for interest.............   $     6      $      6     $     11
          Cash paid during the period for taxes................   $ 3,214      $    228     $    735
                                                                  =======      ========     ========
   Supplemental disclosure of noncash investing and
   financing activities:
          Income tax benefit resulting from exercise of
            employee stock options.............................   $ 1,500      $    739     $    600
                                                                  =======      ========     ========

  The accompanying notes are an integral part of these financial statements.

                               XYLAN CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.  Basis Of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the three month period ending March 31, 1998 are not necessarily indicative of results which may be achieved for the full fiscal year or for any future period. The unaudited consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto contained in Xylan Corporation's ("Xylan" or the "Company") Form 10-K.

NOTE 2.  Investments

     Investments at March 31, 1998, and December 31, 1997, consist of corporate and municipal debt, U.S. Treasuries and Federal Government Agency debt. In accordance with the provisions of Statement of Financial Accounting Standards Board No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies its investments as held-to-maturity securities. The market value of these securities at March 31, 1998, and December 31, 1997, approximated cost.

NOTE 3.  Inventories

     Inventories, primarily component parts, are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

NOTE 4.  Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following:

                                                       March 31,    December 31,
                                                         1998           1997
                                                      -----------   ------------
                                                      (Unaudited)
      Accounts payable...............................   $ 6,941        $10,926
      Accrued payroll and related costs..............     7,357          7,890
      Accrued warranty...............................     1,119          1,256
      Other accrued expenses.........................     6,865          6,310
                                                        -------        -------
         Total accounts payable and accrued expenses.   $22,282        $26,382
                                                        =======        =======

NOTE 5.  Shareholder's Equity

     The Company's Board of Directors has authorized the Company to repurchase up to 2,000,000 shares of the Company's common stock to offset the dilutive effect of new issuances of common stock under the Company's stock option and stock purchase plans. During the three months ended March 31, 1998, the Company repurchased 302,000 shares of its common stock for $6,912,000.

     The Company has a 1993 Stock Incentive Plan which reserves 8,000,000 shares of the Company's authorized but unissued common stock for option or stock purchase grants. As of March 31, 1998, the Company has issued 2,669,654 shares of common stock under this plan and options to purchase 4,968,116 shares of common stock are outstanding. In connection with the grant of stock options, for financial statement presentation purposes, the Company has recorded unearned compensation, net of cancellations, of $2,336,000 representing the difference between the grant price and the deemed fair market value. This amount will be recorded as compensation expense ratably over the vesting period for each option. For each of the quarters ended March 31, 1998, December 31, 1997, and March 31, 1997, the Company recorded $114,000 of compensation expense.

     The Company has a 1996 Stock Option Plan which reserves 5,000,000 shares of the Company's authorized but unissued common stock for option grants. As of March 31, 1998, the Company has issued 72,592 shares of common stock under this plan and options to purchase 4,882,222 shares of common stock are outstanding.

     The Company has a 1996 Directors' Stock Option Plan which reserves 150,000 shares of the Company's authorized but unissued common stock for option grants. As of March 31, 1998, the Company has not issued any shares of common stock under this plan and options to purchase 45,000 shares of common stock are outstanding.

     The Company has a 1996 Employee Stock Purchase Plan which reserves 1,500,000 shares of authorized but unissued common stock for issuance. As of March 31, 1998, the Company has issued 120,856 shares of common stock under this plan.

     The Company has a 1998 stock option plan which reserves 1,000,000 shares of the Company's authorized but unissued common stock for option grants. As of March 31, 1998, the Company has issued 500 shares of common stock under this plan and options to purchase 991,250 shares of common stock are outstanding.

     In 1996, the Company and IBM entered into an agreement whereby Xylan committed to grant IBM warrants to purchase up to 2,350,000 shares of Xylan common stock based on the achievement of specific business goals. During 1996, the Company recognized $274,000 of expense related to these warrants. In 1997, the commitment to grant warrants to IBM was cancelled and the $274,000 of expense was reversed.

NOTE 6.  Income Taxes

     The Company's quarterly provision for income taxes is based upon the Company's estimate of the effective tax rate for the respective fiscal year. For the three months ended March 31, 1998, December 31, 1997, and March 31, 1997, the Company recorded an effective tax rate of approximately 36%, 35% and 38%, respectively.

     For the quarters ended March 31, 1998, December 31, 1997, and March 31, 1997, the Company realized an income tax benefit of $1,500,000, $739,000 and $600,000, respectively, for certain stock option transactions. This benefit is used to reduce taxable income prior to the utilization of net operating loss carryforwards, and results in a decrease in current income taxes payable and an increase in additional paid-in capital.

NOTE 7.  Computation of Net Income Per Share

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

     The following table sets forth the computation of basic and diluted net income per share (In thousands, except per share data):

                                                       Three Months Ended
                                                --------------------------------
                                                March 31,   Dec. 31,   March 31,
                                                  1998        1997       1997
                                                ---------   --------   ---------
Numerator for basic and diluted per share
 computations:
  Net income available to common shareholders..   $8,385      $6,562     $5,868
                                                  ======      ======     ======
Denominator:
  Shares used for basic per share computations
   weighted average shares outstanding.........   43,109      42,945     42,147

  Effect of dilutive securities--stock options.    4,325       4,170      4,447
                                                  ------      ------     ------
    Shares used for diluted per share
     computations..............................   47,434      47,115     46,594
                                                  ======      ======     ======
Net income per share:
  Basic........................................   $  .19      $  .15     $  .14
  Diluted......................................   $  .18      $  .14     $  .13
                                                  ======      ======     ======

     Options to purchase 1,040,000, 672,000 and 2,796,000 shares at an average exercise price of $21.86, $21.53 and $38.90 were outstanding at March 31, 1998, December 31, 1997, and March 31, 1997, respectively, but were not included in the computation of diluted net income per share for the respective periods because the exercise price of the options was greater than the average market price of the common shares and therefore, the effect would be antidilutive.

NOTE 8.  Recently Adopted Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 effective January 1, 1998. Under the provisions of SFAS No. 130 no amounts are required to be disclosed as they are either not applicable or immaterial.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report financial and descriptive information about reportable operating segments. The Company adopted SFAS No. 131 effective January 1, 1998. The disclosures regarding operating segments is not applicable as the Company only has one operating segment. Disclosure regarding significant customers and revenue by sales channel and geographic region follows.

     For the quarter ended March 31, 1998, IBM and Alcatel accounted for 22% and 20%, respectively, of revenue. For the quarter ended December 31, 1997, IBM and Alcatel accounted for 22% and 15%, respectively, of revenue. For the quarter ended March 31, 1997, IBM accounted for 26% of revenue.

     The following table sets forth the Company's revenue by sales channel and geographic region as a percentage of total revenue:

                                                    Three Months ended
                                              ------------------------------
                                              March 31,  Dec. 31,  March 31,
                                                1998       1997      1997
                                              ---------  --------  ---------
       Channel:
         OEM                                     42%        38%       43%
         Non-OEM                                 58%        62%       57%
                                                 ==         ==        ==

       Region (1):
         North America (2)                       45%        49%       45%
         Europe                                  36%        30%       26%
         Asia Pacific                            16%        18%       25%
         Latin America                            3%         3%        4%
                                                 ==         ==        ==

       (1) Revenues to IBM and Alcatel are attributed to regions based on "point of sale" information. All other revenues are attributed to regions based on the location of the customer.
       (2)  North America primarily consists of the United States.

     Substantially all of the Company's long-lived assets are located in the United States.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This quarterly report on Form 10-Q may consist of forward-looking statements that involve risks and uncertainties. These statements may differ materially from actual future events or results. Readers are referred to the "Factors Affecting Future Results" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations which identify important risk factors that could cause actual results to differ from those contained in the forward looking statements. The Company undertakes no obligation to update the information, including the forward-looking statements, in this Report on Form 10-Q.

Overview

     Xylan is a leading provider of high-bandwidth switching systems that enhance the performance of existing local area networks ("LANs") and facilitate migration to next generation networking technologies such as asynchronous transfer mode ("ATM"). From inception (July 9, 1993) to December 31, 1994, the Company was primarily engaged in product research and development and in the development of systems and operations. The Company began commercial shipments of its initial OmniSwitch products in January 1995. Since then, revenue has increased significantly to an aggregate of $210.5 million in fiscal year 1997 from $29.7 million in fiscal year 1995. On a quarterly basis revenue increased to $75.4 million in the quarter ended March 31, 1998 from $48.0 million in the quarter ended March 30, 1997. The increases in revenue are discussed below. The Company markets its products worldwide through OEM partners, system integrators and its own sales force and first achieved profitability in the fourth quarter of 1995. As of March 31, 1998, the Company had retained earnings of $33.7 million.

     The Company intends to continue to increase significantly its investments in research and development, sales and marketing and related infrastructure. Such increases will be dependent on factors including the continued growth of the Company's revenues and the rate thereof, success in hiring the appropriate personnel and market acceptance of the Company's products. Due to the anticipated increases in the Company's operating expenses, the Company's operating results will be materially and adversely affected if revenue does not increase. Xylan's limited operating history makes the prediction of future annual or quarterly operating results difficult or impossible. Although the Company has experienced revenue growth in all but one quarter since revenue was first recognized, such growth rates may not be sustainable and are not indicative of future operating results. There can be no assurance that the Company will sustain profitability.

Results Of Operations

Revenue

     Revenue for the quarter ended March 31, 1998, was $75.4 million compared to $64.2 million for the quarter ended December 31, 1997, an increase of 17%. Revenue for the quarter ended March 31, 1997, was $48.0 million. Comparing revenue for the quarter ended March 31, 1998, to the quarter ended March 31, 1997, revenue increased 57%. The increases in revenue were due to a number of factors, including, substantial growth of the LAN switching market, continued introduction by the Company of additional features and functions to its OmniSwitch product family, the introduction of the OmniStack product family, the continued strategic relationships with IBM and Alcatel, and the Company's investment in sales and marketing resources, which offset lower demand in certain Asian markets. The relative contribution of most of these factors cannot be quantified, and future changes in an individual factor therefore cannot be used to predict future revenue growth. While the Company achieved revenue growth of 57% from the three months ended March 31, 1997, to the three months ended March 31, 1998, the Company cannot insure this rate of sequential growth if at all in future periods.

     Under an agreement with IBM and the Company, IBM has the right to manufacture certain Company products after a specified period of time and pay a royalty to Xylan. As of March 31, 1998, the Company has earned no royalties. Product revenue could be adversely impacted if IBM elects to manufacture the Company's products.

     For the quarter ended March 31, 1998, IBM and Alcatel accounted for 22% and 20%, respectively, of revenue. For the quarter ended December 31, 1997, IBM and Alcatel accounted for 22% and 15%, respectively, of revenue. For the quarter ended March 31, 1997, IBM accounted for 26% of revenue.

     The following table sets forth the Company's revenue by sales channel and geographic region as a percentage of total revenue:


                                                 Three Months ended
                                           ------------------------------
                                           March 31,  Dec. 31,  March 31,
                                             1998       1997      1997
                                           ---------  --------  ---------
       Channel:
         OEM                                   42%       38%       43%
         Non-OEM                               58%       62%       57%
                                               ==        ==        ==

       Region (1):
         North America (2)                     45%       49%       45%
         Europe                                36%       30%       26%
         Asia Pacific                          16%       18%       25%
         Latin America                          3%        3%        4%
                                               ==        ==        ==

       (1) Revenues to IBM and Alcatel are attributed to regions based on "point of sale" information. All other revenues are attributed to regions based on the location of the customer.
       (2) North America primarily consists of the United States.

Gross Profit

     Gross margins were 56.7%, 56.5% and 57.0% for the quarters ended March 31, 1998, December 31, 1997 and March 31, 1997, respectively. The slight changes in gross margins when comparing the quarter ended March 31, 1998, to the quarter ended December 31, 1997, and to the quarter ended March 31, 1997, resulted from a number of factors, including reductions in component costs, sales channel mix, product mix (the Company's OmniStack products generally have lower gross margins than the OmniSwitch products), competitive market pricing and discount levels and manufacturing volumes. After initial product introduction, the Company's strategy is to seek to reduce component costs, particularly by integrating newly developed ASICs into such products. In addition, the timing and execution of new product introductions and ASICs may impact gross margins and result in excess or obsolete inventories.

Research and Development Expenses

     Research and development expenses were $8.8 million, $7.5 million and $5.5 million for the quarters ended March 31, 1998, December 31, 1997, and March 31, 1997, respectively. This represents an increase of 17% from the fourth quarter of 1997 to the first quarter of 1998 and an increase of 60% from the first quarter of 1997 to the first quarter of 1998. These increases were primarily due to the hiring of additional engineers and an increase in prototype material costs for new product development. As a percentage of revenue, research and development expenses were 12% for each of the quarters ended March 31, 1998, December 31, 1997, and March 31, 1997.

     The market for the Company's products is characterized by frequent new product introductions and rapidly changing technology and industry standards, any of which can impact Xylan's existing product offerings. As a result, the Company's success will depend to a substantial degree upon its ability to develop and introduce in a timely fashion new products and enhancements to its existing products that meet changing customer requirements and emerging industry standards. Accordingly, the Company expects to continue to make substantial investments in research and development and anticipates that research and development expenses will continue to increase in 1998 in absolute dollars. To date, the Company has not capitalized any development costs and does not anticipate capitalizing any such costs in the foreseeable future.

Sales and Marketing Expenses

     Sales and marketing expenses were $20.1 million, $18.1 million and $12.6 million for the quarters ended March 31, 1998, December 31, 1997, and March 31, 1997, respectively. This represents an increase of 11% from the fourth quarter of 1997 to the first quarter of 1998 and an increase of 59% from the first quarter of 1997 to the first quarter of 1998. These increases were primarily due to expenses related to the addition of direct sales personnel throughout the United States, Europe and Asia, advertising and promotional campaigns in support of the Company's direct sales and system integrator channels and increased commission expenses on higher revenues. As a percentage of revenue, sales and marketing expenses were 27%, 28% and 26% for the quarters ended March 31, 1998, December 31, 1997, and March 31, 1997, respectively. As the Company continues to expand its direct sales force, adding personnel and offices worldwide, and to introduce new products and enhancements to its existing products, it expects that sales and marketing expenses will continue to increase in 1998 in absolute dollars.

General And Administrative Expenses

     General and administrative expenses were $2.2 million, $2.0 million and $1.6 million for the quarters ended March 31, 1998, December 31, 1997, and March 31, 1997, respectively. As a percentage of revenue, general and administrative expenses were 3%, for each of the quarters ended March 31, 1998, December 31, 1997, and March 31,1997. As the Company continues to add personnel and introduce new products and enhancements to its existing products, it expects that general and administrative expenses will continue to increase in 1998 in absolute dollars.

Interest Income

     Interest income, net, was $1.5 million, $1.5 million and $1.8 million for the quarters ended March 31, 1998, December 31, 1997, and March 31, 1997, respectively. The decrease in interest income from the three months ended March 31, 1997, to the three months ended March 31, 1998, resulted from the Company earning more interest on tax-exempt investments which have a lower pre-tax yield but higher after-tax yield than taxable investments.

Provision For Income Taxes

     The Company's quarterly provision for income taxes is based upon the Company's estimate of the effective tax rate for the respective fiscal year. For the three months ended March 31, 1998, December 31, 1997, and March 31, 1997, the Company recorded an effective tax rate of approximately 36%, 35% and 38%, respectively.

     For the quarters ended March 31, 1998, December 31, 1997, and March 31, 1997, the Company realized an income tax benefit of $1,500,000, $739,000 and $600,000, respectively, for certain stock option transactions. This benefit is used to reduce taxable income prior to the utilization of net operating loss carryforwards, and results in a decrease in current income taxes payable and an increase in additional paid-in capital.

Liquidity and Capital Resources

     The Company's principal source of liquidity as of March 31, 1998, consisted of $28 million in cash and cash equivalents, $35 million in short-term investments and a $6 million bank credit facility. Additionally, the Company has $69 million in long-term investments. For the three months ended March 31, 1998, December 31, 1997, and March 31, 1997, cash provided by operating activities was $4.3 million, $2.5 million and $3.9 million, respectively. The Company believes that existing cash and investment balances and cash flow expected to be generated from future operations will be sufficient to meet the Company's requirements for at least the next twelve months.

     The Company's Board of Directors has authorized the Company to repurchase up to 2,000,000 shares of the Company's common stock to offset the dilutive effect of new issuances of common stock under the Company's stock option and stock purchase plans. During the three months ended March 31, 1998, the Company repurchased 302,000 shares of its common stock for $6,912,000. Additional repurchases, if any, of the Company's common stock will be funded from the Company's existing cash and investment balances.

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

     Fluctuations In Operating Results. The Company's revenue and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including (i) the timing and amount of significant orders from the Company's OEM partners and system integrators, (ii) the Company's success in developing, introducing and shipping product enhancements, ASICs and new products, (iii) the Company's ability to support its current and new products, (iv) the ability to obtain sufficient supplies of sole or limited source components for the Company's products, (v) the ability to attain and maintain production volumes and quality levels for its products (including ASICs), (vi) the mix of distribution channels and products, (vii) new product introductions by the Company's competitors, (viii) pricing actions by the Company or its competitors, (ix) changes in material costs, (x) mix of products manufactured or purchased by IBM and Alcatel, and (xi) general economic conditions. See "Dependence on OEM Partners and System Integrators; IBM and Alcatel; Customer Concentration," "Dependence on Sole and Limited Source Suppliers and Availability of Components," "Substantial Increase in Manufacturing Operations; Dependence on Contract Manufacturing," "Competition," "Rapid Technological Change; New Products and Evolving Markets," "Uncertain Market Acceptance of the Company's Products; Product Concentration" and "Product Complexity." For example, the Company's revenue in the quarter ended June 30, 1997 declined as compared to the immediately preceding quarter primarily due to lower than expected orders from a large OEM customer, material availability for the Company's ATM switch product, and lower than expected shipments of the Company's new Ethernet/Fast Ethernet products.

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

     Dependence on OEM Partners and System Integrators; IBM and Alcatel; Customer Concentration. The Company pursues a sales and marketing strategy focused on developing two channels of distribution for its products: worldwide OEM partners and non-OEM sales. The Company has established OEM partnerships with leading communications and networking companies, including IBM, and Alcatel N.V. ("Alcatel"). In November 1996, the Company entered into an OEM agreement with Samsung Electronics Company Ltd. ("Samsung") and also signed a licensing agreement with Samsung under which the Company will modify its OmniVision network management software to control Samsung's ATM switches, in addition to Xylan's LAN switches. Samsung will also be combining Samsung's ATM switching technology, Xylan's LAN switching technology and the new integrated network management system to provide a complete solution to the needs of Samsung's customers.

     In the field of campus network switching products, IBM and Xylan are offering the other company's campus switch products for resale. For the quarter ended March 31, 1998, sales to IBM comprised 22% of the Company's revenue. There is no assurance that IBM will continue to purchase the Company's products. In addition, the Company has limited information as to the sell-through of its products by IBM. There is no assurance that even if IBM does purchase such products, that IBM will sell such products to its customers. Both companies have the right to manufacture and sell certain of each other's campus switching products in exchange for a royalty. As of March 31, 1998, either company has earned no royalties. However, sales by IBM of IBM manufactured or other campus switch products could have a material adverse effect on the Company's product revenues. In addition, the parties have formed a joint development organization to develop new products using certain of the other company's LAN technology. Any reduction or delay in sales of the Company's products by IBM could have a material adverse effect on the Company's business, financial condition and results of operations.

     Although there is a large number of end-users of Xylan's products, the Company's customer base is highly concentrated and a relatively small number of customers have accounted for a significant portion of the Company's revenue to date. The Company's OEM partners account, and are expected to continue to account, for a substantial portion of the Company's net revenue. As a percentage of revenue, aggregate sales to OEM partners accounted for 42% for the quarter ended March 31, 1998, and 43% for the quarter ended March 31, 1997.
Each of the Company's OEM partners can cease marketing the Company's products with limited notice to Xylan and with little or no penalty. In addition, the Company's agreements with its OEM partners do not require minimum purchases. Certain of these agreements provide manufacturing rights and access to source code upon the occurrence of specified conditions or defaults. Certain of the Company's OEM agreements provide for limited exclusivity. Certain of the Company's OEM partners have developed and may continue to develop competitive products and, if they do so, they may decide to terminate their relationship with the Company.

     In addition, many of the Company's resellers offer competitive products manufactured either by third parties or by themselves. Furthermore, certain of the Company's OEM partners and system integrators offer alternative networking solutions, designed by themselves or third parties, or have pre-existing relationships with current or potential competitors of the Company. There can be no assurance that the Company's OEM partners and system integrators will give a high priority to the marketing of the Company's products as compared to competitive products or alternative networking solutions or that Xylan's OEM partners and system integrators will continue to offer the Company's products. For example, in July 1997, IBM announced that it had also formed an alliance with 3Com, a competitor of the Company. In addition, Xylan's OEM partners and system integrators could sell competitive products to the Company's existing customers, which could have a material adverse effect on the Company's business, operating results and financial condition. Any reduction or delay in sales of the Company's products by its OEM partners and system integrators could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will retain its current OEM partners or system integrators or that it will be able to recruit additional or replacement OEM partners or system integrators. The loss of one or more of the Company's OEM partners or system integrators could have a material adverse effect on the Company's business, operating results and financial condition. The Company generally realizes a higher gross margin on non-OEM sales than on sales through its OEM partners. Accordingly, if the Company's OEM partners were to account for an increased portion of the Company's revenue, its gross margin would decline.

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

     Xylan's operational strategy relies on outsourcing of manufacturing. The Company currently subcontracts component procurement and printed circuit board assembly to two companies. The Company also subcontracts assembly of chassis to a number of companies, each of which specialize in the particular services provided. In connection with its operational strategy, the Company is seeking to secure additional sources of supply, including additional contract manufacturers. The Company has experienced in the past, and may in the future experience, problems with its contract manufacturers, such as inferior quality, insufficient quantities and late delivery of product. While such problems have not resulted in any material liabilities from the Company to its customers or end-users to date, there can be no assurance that such problems will not generate material liabilities for the Company or adversely impact the Company's relations with its customers and end-users in the future. During 1996, the Company agreed to loan up to $10 million to one of its contract manufacturers that performs circuit board assembly. The loan, which assists the contract manufacturer to meet the Company's increasing production requirements, is non-interest bearing, does not have a defined due date and is secured by raw materials and electronic components purchased by the contract manufacturer. At March 31, 1998, the note had an outstanding balance of $7.5 million. Also, during 1996 and 1997, the Company guaranteed up to $5.0 million of such contract manufacturer's debt for certain raw material and electronic component purchases. Any additional loans or guaranties to contract manufacturer, or defaults or financial insolvency of such contract manufacturer, could have an adverse effect upon the Company's business, operating results and financial condition. In addition, the Company may in the future experience pricing pressure from its contract manufacturers. To date, the Company has had only limited experience with the use of contract manufacturers. There can be no assurance that the Company will effectively manage its contract manufacturers or that these manufacturers will meet the Company's future requirements for timely delivery of products of sufficient quality and quantity. The Company intends to introduce a number of new products and product enhancements in 1998, which will require that the Company rapidly achieve volume production by coordinating its efforts with those of its suppliers and contract manufacturers. Certain of the Company's products in development will require contract manufacturers to adopt or develop advanced manufacturing techniques, which could inhibit volume manufacturing of those products. The inability of Xylan's contract manufacturers to provide it with adequate supplies of high-quality products on-time or the loss of any of the Company's contract manufacturers could cause a delay in Xylan's ability to fulfill orders while the Company identifies a replacement manufacturer and could have a material adverse effect upon the Company's business, operating results and financial condition.

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

     Dependence on Proprietary Technology; Intellectual Property Litigation. The Company's success and its ability to compete are dependent, in part, upon its proprietary technology. The Company does not hold any issued patents and currently relies on a combination of contractual rights, trade secrets and copyright laws to establish and protect its proprietary rights in its products. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. In the event that protective measures are not successful, the Company's business, operating results and financial condition could be materially and adversely affected. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

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

  International Operations. Sales to customers outside of North America accounted for approximately 55% of the Company's revenue for each of the quarters ended March 31, 1998 and 1997. The Company's international sales are conducted primarily through its OEM partners and independent territory-specific system integrators. Failure of the Company's OEM partners and system integrators to effectively market the Company's products internationally or the loss of any of these resellers could have a material adverse effect on the Company's business, operating results and financial condition. The Company's international business is subject to risks customarily encountered in foreign operations, including changes in a specific country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, the overlap of different tax structures, unexpected changes in regulatory requirements and natural disasters. For example, due to the recent financial turmoil in Asia, the Company's revenues from Asia declined from 25% of total revenues in the third quarter of 1997 to 18% in the fourth quarter of fiscal 1997. The Company's international sales currently are U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in international markets. The Company's operating results could also be adversely affected by seasonality of international sales. These international factors could have a material adverse effect on future sales of the Company's products to international end-users and, consequently, the Company's business, operating results and financial condition.


  Year 2000. Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the Year 2000 in order to remain functional. The Company is assessing both the internal readiness of its computer systems and the compliance of its computer products and software sold to customers for handling the Year 2000. The Company expects to implement successfully the systems and programming changes necessary to address Year 2000 issues, and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations.

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

    None.

ITEM 5.  Other Information

    None.

ITEM 6. Exhibits And Reports On Form 8-K


        (a)            Exhibits

 3.1    Amended and Restated Articles of Incorporation of Registrant.(1)
 3.2    Amended and Restated Bylaws of Registrant.(1)
 4.1    Form of Common Stock Certificate.(1)
 4.2 Preferred Shares Rights agreement dated as of April 17, 1997 between the Registrant and the First National Bank of Boston, including Certificate of Determination of Rights, Preferences and Privileges of Series A Participating Preferred Stock, the Form of Rights Certificate and Summary of rights attached thereto as Exhibits A,B and C, respectively.(2)
10.1    Form of Indemnification Agreement.(1)
10.2    1993 Stock Incentive Plan.(1)
10.3    Form of 1996 Employee Stock Purchase Plan and related agreements.(1)
10.4    Form of 1996 Directors' Option Plan and related agreements.(1)
10.5    Form of amended 1996 Stock Plan.(4)
10.6 Fourth Restated Registration Rights Agreement among the Registrant and certain securityholders of the Registrant, dated as of December 11, 1995.(1)
10.7 Lease Agreement between the Registrant and Malibu Canyon Office Partners, L.P. dated as of April 14, 1994, as amended November 3, 1994, January 2, 1995, and April 25, 1995.(1)
10.8 Security and Loan Agreement dated September 1, 1995 between the Registrant and Imperial Bank.(1)
10.9 Master Lease Agreement dated as of May 31, 1994, as amended between the Registrant and Dominion Ventures, Inc.(1)
10.10 Master Lease Agreement dated as of June 9, 1995 between the Registrant and Copelco Capital, Inc.(1)
10.11 Value-Added Product Sales Agreement dated as of July 1, 1995 between the Registrant and Hamilton Hallmark, a division of Avnet, Inc.(1)
10.12   401(k) Plan.(1)

10.13 Series C Preferred Stock Agreement dated as of March 13, 1995 between the Registrant and Alcatel Data Networks S.A.(1)
10.14 International Distributor Agreement between the Registrant and Alcatel N.V., dated as of March 13, 1995.(1)
10.15 Product and Technology Agreement between the Registrant and Alcatel N.V. dated as of March 13, 1995.(1)
10.16 Original Equipment Manufacturer Agreement dated as of June 14, 1995 between the Registrant and Hitachi Computer Products (America), Inc.(1)
10.17 Original Equipment Manufacturer Agreement dated as of April 12, 1995 between the Registrant and Digital Equipment Corporation.(1)
10.18 Manufacturing and Purchase Agreement dated as of March 28, 1996 between the Registrant and Victron, Inc.(1)
10.19 Amendment to Manufacturing and Purchase Agreement between Xylan and Victron, Inc. dated as of December 30, 1996.(3)
10.20   Dale Bartos Employment Agreement dated as of January 4, 1997.(3)
10.21   Form of 1998 Employee Stock Option Plan and related Agreements.(4)
10.22   Form of Change of Control Agreement.(4)
27.1    Financial Data Schedule (Current) 3 months ended Mar-31-1997.(5)

------------------

(1) Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), "Exhibits", of the Registrant's Registration Statement on Form S-1 and Amendments thereto (File No. 333-03623), which became effective on May 29, 1996.
(2) Incorporated by reference to Exhibit 1 of the Registrant's Registration Statement on Form 8-A filed with the Commission on August 24, 1997.
(3) Incorporated by reference to identically numbered exhibits filed in the Company's Annual Report on Form 10-K filed on March 31, 1997.
(4) Incorporated by reference to identically numbered exhibits filed in the Company's Annual Report on Form 10-K filed on March 31, 1998.
(5)  Filed herewith.

(b)  Reports on Form 8-K

                                   SIGNATURE


  Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  XYLAN CORPORATION




                                  By: /s/ Dale J. Bartos
                                      ------------------------------------------
Date:  May ___, 1998                  Dale J. Bartos
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)




                                  By: /s/ Thomas S. Burns
                                      ------------------------------------------
                                      Thomas S. Burns
                                      Vice President of Finance
                                      (Chief Accounting Officer)

                               INDEX TO EXHIBITS




Exhibit            Description
-------            -----------



 3.1     Amended and Restated Articles of Incorporation of Registrant.(1)
 3.2     Amended and Restated Bylaws of Registrant.(1)
 4.1     Form of Common Stock Certificate.(1)
 4.2 Preferred Shares Rights agreement dated as of April 17, 1997 between the Registrant and the First National Bank of Boston, including Certificate of Determination of Rights, Preferences and Privileges of Series A Participating Preferred Stock, the Form of Rights Certificate and Summary of rights attached thereto as Exhibits A,B and C, respectively.(2)
10.1     Form of Indemnification Agreement.(1)
10.2     1993 Stock Incentive Plan.(1)
10.3     Form of 1996 Employee Stock Purchase Plan and related agreements.(1)
10.4     Form of 1996 Directors' Option Plan and related agreements.(1)
10.5     Form of amended 1996 Stock Plan.(4)
10.6 Fourth Restated Registration Rights Agreement among the Registrant and certain securityholders of the Registrant, dated as of December 11, 1995.(1)
10.7 Lease Agreement between the Registrant and Malibu Canyon Office Partners, L.P. dated as of April 14, 1994, as amended November 3, 1994, January 2, 1995, and April 25, 1995.(1)
10.8 Security and Loan Agreement dated September 1, 1995 between the Registrant and Imperial Bank.(1)
10.9 Master Lease Agreement dated as of May 31, 1994, as amended between the Registrant and Dominion Ventures, Inc.(1)
10.10 Master Lease Agreement dated as of June 9, 1995 between the Registrant and Copelco Capital, Inc.(1)
10.11 Value-Added Product Sales Agreement dated as of July 1, 1995 between the Registrant and Hamilton Hallmark, a division of Avnet, Inc.(1)
10.12    401(k) Plan.(1)
10.13 Series C Preferred Stock Agreement dated as of March 13, 1995 between the Registrant and Alcatel Data Networks S.A.(1)
10.14 International Distributor Agreement between the Registrant and Alcatel N.V., dated as of March 13, 1995.(1)
10.15 Product and Technology Agreement between the Registrant and Alcatel N.V. dated as of March 13, 1995.(1)
10.16 Original Equipment Manufacturer Agreement dated as of June 14, 1995 between the Registrant and Hitachi Computer Products (America), Inc.(1)
10.17 Original Equipment Manufacturer Agreement dated as of April 12, 1995 between the Registrant and Digital Equipment Corporation.(1)
10.18 Manufacturing and Purchase Agreement dated as of March 28, 1996 between the Registrant and Victron, Inc.(1)
10.19 Amendment to Manufacturing and Purchase Agreement between Xylan and Victron, Inc. dated as of December 30, 1996.(3)
10.20    Dale Bartos Employment Agreement dated as of January 4, 1997.(3)
10.21    Form of 1998 Employee Stock Option Plan and related Agreements.(4)
10.22    Form of Change of Control Agreement.(4)
27.1     Financial Data Schedule (Current) 3 months ended Mar-31-1997.(5)

_________

(1) Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), "Exhibits", of the Registrant's Registration Statement on Form S-1 and Amendments thereto (File No. 333-03623), which became effective on May 29, 1996.
(2) Incorporated by reference to Exhibit 1 of the Registrant's Registration Statement on Form 8-A filed with the Commission on August 24, 1997.
(3) Incorporated by reference to identically numbered exhibits filed in the Company's Annual Report on Form 10-K filed on March 31, 1997.
(4) Incorporated by reference to identically numbered exhibits filed in the Company's Annual Report on Form 10-K filed on March 31, 1998.
(5)  Filed herewith.