Form 10-Q
period 1998-06-30
XYLAN CORP
filed 1998-08-13
CIK 914698

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ______________________

                                   Form 10-Q

(Mark One)
       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

                                       OR

       [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to __________

                        COMMISSION FILE NUMBER 0-27764

                        ______________________________

                               XYLAN CORPORATION
             (Exact name of registrant as specified in its charter)

          California                                   95-4433911
 -------------------------------                    ------------------
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares outstanding of the registrant's Common Stock as of July 31, 1998, was 43,429,616.

                               XYLAN CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 1998



                                     INDEX

                                                                            Page
                                                                            ----
PART I    Financial Information

Item 1.   Financial Statements:

              Condensed Consolidated Balance Sheets -- June 30,
                1998 and December 31, 1997                                    3

              Condensed Consolidated Income Statements --
                Three Months Ended June 30, 1998, March 31,
                1998 and June 30, 1997                                        4

              Condensed Consolidated Income Statements --
                Six months ended June 30, 1998 and 1997                       5

              Condensed Consolidated Statements of Cash Flows --
                Six Months Ended June 30, 1998, and 1997                      6

              Notes to Condensed Consolidated Financial Statements            7

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            10

Item 3.   Quantitative and Qualitative Disclosures About
              Market Risks                                                  N/A

PART II   Other Information

Item 1.   Legal Proceedings                                                  24

Item 2.   Changes in Securities and Use of Proceeds                          24

Item 3.   Defaults upon Senior Securities                                    24

Item 4.   Submission of Matters to a Vote of Security Holders                24

Item 5.   Other Information                                                  25

Item 6.   Exhibits and Reports on Form 8-K                                   25

          Signature                                                          27

          Exhibit Index                                                      28

                        PART I  -- FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                               XYLAN CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                          June 30,  December 31,
                                                           1998        1997
                                                         ---------  -----------
                             ASSETS                     (Unaudited)
Current assets:
 Cash and cash equivalents.............................  $ 31,822     $ 35,917
 Short-term investments................................    22,070       43,171
 Accounts receivable, net..............................    56,475       53,013
 Inventories, net......................................    23,807       17,731
 Deferred income taxes, net............................     6,866        6,100
 Prepaid expenses and other current assets.............     3,940        2,892
                                                         --------     --------
  Total current assets.................................   144,980      158,824

Investments............................................    78,893       59,382
Note receivable........................................     7,500        7,500
Property and equipment, net............................    25,668       20,894
Other assets...........................................     5,507        4,306
                                                         --------     --------
  Total assets.........................................  $262,548     $250,906
                                                         ========     ========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses.................  $ 25,356     $ 26,382
 Current installments of capital lease obligations.....        92          189
 Deferred revenue......................................     7,598        4,317
 Income taxes payable..................................       521        3,002
                                                         --------     --------
  Total current liabilities............................    33,567       33,890

Capital lease obligations, less current installments...        --           17
Deferred revenue.......................................     2,685          899
                                                         --------     --------
  Total liabilities....................................    36,252       34,806
                                                         --------     --------

Total shareholders' equity:
 Common stock and additional paid-in capital...........   182,982      190,774
 Retained earnings.....................................    43,314       25,326
                                                         --------     --------
  Total shareholders' equity...........................   226,296      216,100
                                                         --------     --------
  Total liabilities and shareholders' equity...........  $262,548     $250,906
                                                         ========     ========

   The accompanying notes are an integral part of these financial statements.

                               XYLAN CORPORATION
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)
                     (in thousands, except per share data)

                                                      Three Months Ended
                                               --------------------------------
                                                June 30,   March 31,   June 30,
                                                  1998       1998        1997
                                               ---------  ----------  ---------

Revenue......................................    $83,678     $75,370    $45,122
Cost of revenue..............................     36,128      32,652     20,255
                                                 -------     -------    -------
        Gross profit.........................     47,550      42,718     24,867
                                                 -------     -------    -------
Operating expenses:
   Research and development..................      9,886       8,787      6,079
   Sales and marketing.......................     21,769      20,108     13,925
   General and administrative................      2,295       2,237      1,601
                                                 -------     -------    -------
Total operating expenses.....................     33,950      31,132     21,605
                                                 -------     -------    -------
        Operating income.....................     13,600      11,586      3,262
Interest income, net.........................      1,363       1,491      1,812
                                                 -------     -------    -------
Income before income taxes...................     14,963      13,077      5,074
   Income tax expense (benefit)..............      5,360       4,692     (2,016)
                                                 -------     -------    -------
        Net income...........................    $ 9,603     $ 8,385    $ 7,090
                                                 =======     =======    =======
Net income per share:
   Basic.....................................    $   .22     $   .19    $   .17
   Diluted...................................    $   .20     $   .18    $   .15
                                                 =======     =======    =======
Shares used in per share calculations:
   Basic.....................................     43,159      43,109     42,399
   Diluted...................................     48,246      47,434     46,594
                                                 =======     =======    =======

   The accompanying notes are an integral part of these financial statements.

                               XYLAN CORPORATION
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)
                     (in thousands, except per share data)

                                                          Six Months Ended
                                                        -------------------
                                                         June 30,   June 30,
                                                          1998       1997
                                                        --------   --------

Revenue..............................................   $159,048    $93,130
Cost of revenue......................................     68,780     40,918
                                                        --------    -------
        Gross profit.................................     90,268     52,212
                                                        --------    -------
Operating expenses:
   Research and development..........................     18,673     11,585
   Sales and marketing...............................     41,877     26,546
   General and administrative........................      4,532      3,178
                                                        --------    -------
Total operating expenses.............................     65,082     41,309
                                                        --------    -------
        Operating income.............................     25,186     10,903
Interest income, net.................................      2,854      3,640
                                                        --------    -------
Income before income taxes...........................     28,040     14,543
   Income tax expense................................     10,052      1,585
                                                        --------    -------
        Net income...................................   $ 17,988    $12,958
                                                        ========    =======
Net income per share:
   Basic.............................................   $    .42    $   .31
   Diluted...........................................   $    .38    $   .28
                                                        ========    =======
Shares used in per share calculations:
   Basic.............................................     43,134     42,274
   Diluted...........................................     47,907     46,507
                                                        ========    =======


   The accompanying notes are an integral part of these financial statements.

                               XYLAN CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                             Six Months Ended
                                                           -------------------
                                                           June 30,   June 30,
                                                             1998       1997
                                                           --------   --------
Cash flows from operating activities:
 Net income..............................................  $ 17,988   $ 12,958
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization.........................     5,141      3,326
   Deferred income taxes.................................      (766)    (4,000)
   Expense related to warrants...........................        --        336
   Unearned compensation amortization....................       228        229
   Change in:
    Accounts receivable..................................    (3,462)   (11,954)
    Inventories..........................................    (6,076)    (3,722)
    Prepaid expenses and other current assets............    (1,048)      (911)
    Other assets.........................................    (1,201)    (2,273)
    Accounts payable and accrued expenses................    (1,026)     5,562
    Deferred revenue.....................................     5,067      1,094
    Income taxes payable.................................     3,021      1,524
                                                           --------   --------
     Net cash provided by operating activities...........    17,866      2,169
                                                           --------   --------
Cash flows from investing activities:
 Purchases of property and equipment.....................    (9,915)    (5,530)
 Sales of investments....................................     1,590      1,862
                                                           --------   --------
     Net cash used in investing activities...............    (8,325)    (3,668)
                                                           --------   --------
Cash flows from financing activities:
 Common stock issued.....................................     7,190      1,648
 Common stock repurchased................................   (20,712)        --
 Principal payments under capital lease obligations......      (114)      (169)
                                                           --------   --------
   Net cash provided by (used in) financing activities...   (13,636)     1,479
                                                           --------   --------
     Net decrease in cash and cash equivalents...........    (4,095)       (20)
Cash and cash equivalents at beginning of period.........    35,917     62,483
                                                           --------   --------
Cash and cash equivalents at end of period...............  $ 31,822   $ 62,463
                                                           ========   ========
 Supplemental disclosure of cash flow information:
     Cash paid during the period for interest............  $     10   $     21
     Cash paid during the period for taxes...............  $  7,554   $  4,061
                                                           ========   ========
 Supplemental disclosure of noncash investing and
   financing activities:
     Income tax benefit resulting from exercise of
       employee stock options............................  $  5,502   $  1,085
                                                           ========   ========

   The accompanying notes are an integral part of these financial statements.

                               XYLAN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.   Basis Of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the three and six month periods ending June 30, 1998, are not necessarily indicative of results which may be achieved for the full fiscal year or for any future period. The unaudited consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto contained in Xylan Corporation's ("Xylan" or the "Company") Form 10-K.

NOTE 2.   Investments

  Investments at June 30, 1998, and December 31, 1997, consist of corporate and municipal debt, U.S. Treasuries and Federal Government Agency debt. In accordance with the provisions of Statement of Financial Accounting Standards Board No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies its investments as held-to-maturity securities. The market value of these securities at June 30, 1998, and December 31, 1997, approximated cost.


NOTE 3.   Inventories

  Inventories, primarily component parts, are stated at the lower of cost or market, cost being determined using the first-in, first-out method.


NOTE 4.   Accounts Payable and Accrued Expenses

  Accounts payable and accrued expenses consist of the following:

                                                            June 30,   December 31,
                                                             1998         1997
                                                            -------    ------------
                                                          (Unaudited)
Accounts payable.....................................        $ 8,055     $10,926
Accrued payroll and related costs....................          8,932       7,890
Accrued warranty.....................................          1,109       1,256
Other accrued expenses...............................          7,260       6,310
                                                             -------     -------
 Total accounts payable and accrued expenses.........        $25,356     $26,382
                                                             =======     =======

NOTE 5.  Shareholder's Equity

     In January 1998, the Company's Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the Company's common stock to offset the dilutive effect of new issuances of common stock under the Company's stock option and stock purchase plans. During the three months ended June 30, 1998, the Company repurchased 483,000 shares of its common stock for $11,658,000. During the six months ended June 30, 1998, the Company repurchased 785,500 shares of common stock for $20,712,500.

     The Company has a 1993 Stock Incentive Plan which reserves 8,000,000 shares of the Company's authorized but unissued common stock for option or stock purchase grants. As of June 30, 1998, the Company has issued 3,051,136 shares of common stock under this plan and options to purchase 4,864,148 shares of common stock are outstanding. In connection with the grant of stock options, for financial statement presentation purposes, the Company has recorded unearned compensation, net of cancellations, of $2,336,000 representing the difference between the grant price and the deemed fair market value. This amount will be recorded as compensation expense ratably over the vesting period for each option. For the quarters ended June 30, 1998, March 31, 1998 and June 30, 1997, the Company recorded $114,000, $114,000 and $115,000, respectively, of compensation expense. For the six months ended June 30, 1998 and 1997, the Company recorded $228,000 and $229,000, respectively, of compensation expense.

     The Company has a 1996 Stock Plan which reserves 8,000,000 shares of the Company's authorized but unissued common stock for option grants. As of June 30, 1998, the Company has issued 276,145 shares of common stock under this plan and options to purchase 5,393,662 shares of common stock are outstanding.

     The Company has a 1996 Directors' Stock Option Plan which reserves 150,000 shares of the Company's authorized but unissued common stock for option grants. As of June 30, 1998, the Company has not issued any shares of common stock under this plan and options to purchase 65,000 shares of common stock are outstanding.

     The Company has a 1996 Employee Stock Purchase Plan which reserves 1,500,000 shares of authorized but unissued common stock for issuance. As of June 30, 1998, the Company has issued 120,856 shares of common stock under this plan.

     The Company has a 1998 Employee Stock Option Plan which reserves 1,000,000 shares of the Company's authorized but unissued common stock for option grants. As of June 30, 1998, the Company has issued 1,755 shares of common stock under this plan and options to purchase 976,016 shares of common stock are outstanding.

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

NOTE 6.   Income Taxes

  The Company's quarterly provision for income taxes is based upon the Company's estimate of the effective tax rate for the respective fiscal year. For the three and six months ended June 30, 1998, the Company recorded an effective tax rate of approximately 36%. For the three and six months ended June 30, 1997, the Company recorded an effective tax rate of approximately 38% and a $4 million income tax benefit for the recognition of deferred tax assets. The realization of the deferred tax assets resulted from the reversal of the valuation allowance based on management's assessment that it is more likely than not that the net deferred tax assets will be realized based on carryback potential, existing temporary differences and expectations of future taxable income levels. For the remainder of 1998, the Company expects to record a 36% provision for income taxes, although such percentage may vary depending on several factors, including the international component of the Company's business.

  For the quarters ended June 30, 1998, March 31, 1998 and June 30, 1997 the Company realized an income tax benefit of $4 million, $1.5 million and $485,000, respectively, for certain stock option transactions. For the six months ended June 30, 1998 and 1997 the income tax benefit for certain stock option transactions was $5.5 million and $1.1 million, respectively. This benefit is used to reduce taxable income prior to the utilization of net operating loss carryforwards, and results in a decrease in current income taxes payable and an increase in additional paid-in capital.

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

The following table sets forth the computation of basic and diluted net income per share (In thousands, except per share data):

                                                                                              Three Months Ended
                                                                                        --------------------------------
                                                                                        June 30,   March. 31,   June 30,
                                                                                          1998       1998         1997
                                                                                        --------    ---------   --------
Numerator for basic and diluted per share computations:
  Net income available to common shareholders................................           $ 9,603     $ 8,385     $ 7,090
                                                                                        =======     =======     =======
Denominator:
 Shares used for basic per share computations
   weighted average shares outstanding.......................................            43,159      43,109      42,399

 Effect of dilutive securities  stock options................................             5,087       4,325       4,195
                                                                                        -------     -------     -------
    Shares used for diluted per share computations...........................            48,246      47,434      46,594
                                                                                        =======     =======     =======
Net income per share:
 Basic.......................................................................           $   .22     $   .19     $   .17
 Diluted.....................................................................           $   .20     $   .18     $   .15
                                                                                        =======     =======     =======

  Options to purchase 623,000, 1,040,000 and 4,026,000 shares at an average exercise price of $28.45, $21.86 and $30.98 were outstanding at June 30, 1998, March 31, 1998 and June 30, 1997, respectively, but were not included in the above computation of diluted net income per share for the respective periods because the exercise price of the options was greater than the average market price of the common shares and therefore, the effect would be antidilutive.

                                                                                          Six Months Ended
                                                                                        ----------------------
                                                                                        June 30,     June. 30,
                                                                                          1998         1997
                                                                                        --------     ---------

Numerator for basic and diluted per share computations:
  Net income available to common shareholders...............................            $17,988      $12,958
                                                                                        =======      =======
Denominator:
 Shares used for basic per share computations
   weighted average shares outstanding......................................             43,134       42,274

 Effect of dilutive securities  stock options...............................              4,773        4,233
                                                                                        -------      -------
    Shares used for diluted per share computations..........................             47,907       46,507
                                                                                        =======      =======
Net income per share:
 Basic......................................................................            $   .42      $   .31
 Diluted....................................................................            $   .38      $   .28
                                                                                        =======      =======

  Options to purchase 1,365,000 and 3,160,000 shares at an average exercise price of $26.04 and $34.41 were outstanding at June 30, 1998 and 1997, respectively, but were not included in the above computation of diluted net income per share for the respective periods because the exercise price of the options was greater than the average market price of the common shares and therefore, the effect would be antidilutive.

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

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report financial and descriptive information about reportable operating segments. The Company adopted SFAS No. 131 effective January 1, 1998. The disclosures regarding operating segments is not applicable as the Company only has one operating segment. Substantially all of the Company's long-lived assets are located in the United States. Disclosure regarding the Company's revenue by sales channel, geographic region, product line and significant customers in dollars and as a percentage of total revenue is on page 12.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This quarterly report on Form 10-Q may consist of forward-looking statements that involve risks and uncertainties. These statements may differ materially from actual future events or results. Readers are referred to the "Factors Affecting Future Results" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations which identifies important risk factors that could cause actual results to differ from those contained in the forward looking statements. The Company undertakes no obligation to update the information, including the forward-looking statements, in this Report on Form 10-Q.

Overview

  Xylan is a leading provider of high-bandwidth switching systems that enhance the performance of existing local area networks ("LANs") and facilitate migration to next generation networking technologies such as asynchronous transfer mode ("ATM"). From inception (July 9, 1993) to December 31, 1994, the Company was primarily engaged in product research and development and in the development of systems and operations. The Company began commercial shipments of its initial OmniSwitch products in January 1995. Since then, revenue has increased significantly to an aggregate of $210.5 million in fiscal year 1997 from $29.7 million in fiscal year 1995. On a quarterly basis revenue increased to $83.7 million in the quarter ended June 30, 1998 from $45.1 million in the quarter ended June 30, 1997. The increases in revenue are discussed below. The Company markets its products worldwide through OEM partners, system integrators and its own sales force and first achieved profitability in the fourth quarter of 1995. As of June 30, 1998, the Company had retained earnings of $43.3 million.

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


Results Of Operations

Revenue

  Revenue for the quarter ended June 30, 1998, was $83.7 million compared to $45.1 million for the quarter ended June 30, 1997, an increase of $38.6 million or 85%. Revenue for the quarter ended March 31, 1998, was $75.4 million. Comparing revenue for the quarter ended June 30, 1998, to the quarter ended March 31, 1998, revenue increased $8.3 million or 11%. Revenue for the six months ended June 30, 1998, was $159.0 million compared to $93.1 million for the six months ended June 30, 1997, an increase of $65.9 million or 71%. The increases in revenue were due to a number of factors, including, the increased sales of the Company's new OmniStack product family which was introduced in the first quarter of 1998, substantial growth of the LAN switching market, continued introduction by the Company of additional features and functions to its OmniSwitch product family, the continued strategic relationships with IBM and Alcatel, and the Company's investment in sales and marketing resources. Such increases offset the lower demand in certain Asian markets. The relative contribution of the factors that can be quantified are in the tables below. The Company currently expects sequential revenue growth from its System Integrator and Direct revenue in the third quarter of 1998 which should more than offset expected declines in revenue to its two largest OEMs. While the Company achieved revenue growth of 85% and 71% when comparing the three and six month periods ended June 30, 1998, to June 30, 1997, respectively, the Company cannot insure these rates of sequential growth if at all in future periods.

  Under an agreement with IBM and the Company, IBM has the right to manufacture certain Company products after a specified period of time and pay a royalty to Xylan. As of June 30, 1998, the Company has earned no royalties. Product revenue could be adversely impacted if IBM elects to manufacture the Company's products.

The following table sets forth the Company's revenue by sales channel, geographic region, product line and significant customers in dollars and as a percentage of total revenue (dollars in millions):

                                           Three Months Ended                Three Months Ended
                                    --------------------------------   ---------------------------------
                                    June 30,   March 31,   June 30,    June 30,    March 31,    June 30,
                                      1998       1998        1997        1998         1998        1997
                                    --------   ---------   ---------   ---------   ----------   ---------
Channel:
  OEM                                  $34.2      $ 31.9      $16.0          41%          42%         35%
  System Integrator and Direct         $49.5      $ 43.4      $29.1          59%          58%         65%
                                       =====      ======      =====       =====         ====        ====
Region(1):
  North America (2)                    $38.8      $ 33.7      $21.0          46%          45%         46%
  Europe                               $28.9      $ 27.1      $13.4          35%          36%         30%
  Asia Pacific                         $11.9      $ 11.9      $ 9.5          14%          16%         21%
  Latin America                        $ 4.0      $  2.6      $ 1.2           5%           3%          3%
                                       =====      ======      =====       =====         ====        ====
Product Line:
  OmniSwitch                           $72.4      $ 67.9      $39.8          86%          90%         88%
  OnniStack                            $ 9.1      $  4.2      $ 0.0          11%           5%          0%
  PizzaSwitch                          $ 2.2      $  3.4      $ 5.3           3%           5%         12%
                                       =====      ======      =====       =====         ====        ====
Significant Customers:
  IBM                                  $17.8      $ 16.8      $ 9.4          21%          22%         21%
  Alcatel                              $15.0      $ 14.7      $ 5.6          18%          19%         12%
                                       =====      ======      =====       =====         ====        ====

                                       Six Months Ended         Six Months Ended
                                           June 30,                 June 30,
                                      -----------------        ------------------
                                       1998       1997          1998        1997
                                      ------      -----        -----        -----
Channel:
  OEM                                 $ 66.1      $ 36.6          42%          39%
  System Integrator and Direct        $ 92.9      $ 56.5          58%          61%
                                      ======      ======       =====         ====
Region(1):
  North America (2)                   $ 72.5      $ 42.7          46%          46%
  Europe                              $ 56.0      $ 26.1          35%          28%
  Asia Pacific                        $ 23.8      $ 21.4          15%          23%
  Latin America                       $  6.6      $  2.9           4%           3%
                                      ======      ======         ====        ====
Product Line:
  OmniSwitch                          $140.3      $ 81.6          88%          88%
  OmniStack                           $ 13.3      $  0.0           8%           0%
  PizzaSwitch                         $  5.6      $ 11.6           4%          12%
                                      ======      ======       =====         ====
Significant Customers:
  IBM                                 $ 34.6      $ 21.8          22%          23%
  Alcatel                             $ 29.7      $ 10.2          19%          11%
                                      ======      ======       =====         ====

     (1) IBM and Alcatel revenues are attributed to regions based on "point of sale" information. All other revenues are attributed to regions based on the location of the customer.
     (2) North America primarily consists of the United States.

Gross Profit

  Gross margins were 56.8%, 56.7% and 55.1% for the quarters ended June 30, 1998, March 31, 1998 and June 30, 1997, respectively. For the six months ended June 30, 1998 and 1997, gross margins were 56.8% and 56.1%, respectively. The increases in gross margins when comparing the three and six month periods, resulted from a number of factors, including reductions in component costs, sales channel mix and manufacturing releases, which were offset by product mix (the Company's OmniStack products generally have lower gross margins than the OmniSwitch products), and competitive market pricing and discount levels. After initial product introduction, the Company's strategy is to seek to reduce component costs, particularly by integrating newly developed ASICs into such products. In addition, the timing and execution of new product introductions and ASICs may impact gross margins and result in excess or obsolete inventories. The Company expects third quarter of 1998 gross margins to be comparable to second quarter of 1998 although there is no assurance that gross margins may not decline.

Research and Development Expenses

  Research and development expenses were $9.9 million, $8.8 million and $6.1 million for the quarters ended June 30, 1998, March 31, 1998 and June 30, 1997, respectively. This represents an increase of 13% from the first quarter of 1998 to the second quarter of 1998 and an increase of 63% from the second quarter of 1997 to the second quarter of 1998. Research and development expenses were $18.7 million and $11.6 million for the six months ended June 30, 1998 and 1997, respectively. This represents an increase of 61%. These increases were primarily due to the hiring of additional engineers and an increase in prototype material costs for new product development. As a percentage of revenue, research and development expenses were 12%, 12% and 14% for the quarters ended June 30, 1998, March 31, 1998 and June 30, 1997, respectively. For the six months ended June 30, 1998 and 1997, research and development expenses as a percentage of revenues were 12%.

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

Sales and Marketing Expenses

  Sales and marketing expenses were $21.8 million, $20.1 million and $13.9 million for the quarters ended June 30, 1998, March 31, 1998 and June 30, 1997, respectively. For the six months ended June 30, 1998 and 1997, sales and marketing expenses were $41.9 million and $26.5 million, respectively. This represents an increase of 8% from the first quarter of 1998 to the second quarter of 1998, an increase of 56% from the second quarter of 1997 to the second quarter of 1998 and an increase of 58% from the six months ended June 30, 1997 to the six months ended June 30, 1998. These increases were primarily due to expenses related to the addition of direct sales personnel throughout the United States, Europe and Asia, advertising and promotional campaigns in support of the Company's direct sales and system integrator channels and increased commission expenses on higher revenues. As the Company continues to expand its direct sales force, adding personnel and offices worldwide, and to introduce new products and enhancements to its existing products, it expects that sales and marketing expenses will continue to increase in 1998 in absolute dollars.

  As a percentage of revenue, sales and marketing expenses were 26%, 27% and 31% for the quarters ended June 30, 1998, March 31, 1998 and June 30, 1997, respectively. For the six months ended June 30, 1998 and 1997, sales and marketing expenses as a percentage of revenues were 26% and 29%, respectively. The decrease of sales and marketing expenses as a percent of revenue when comparing the three and six months ended June 30, 1998 to the same periods in the prior year is due to the percentage increase in expenditures, as discussed above, being lower than the percentage increase in revenue. As the Company continues to add personnel and grow, it expects sales and marketing expenses will continue to increase in 1998 in absolute dollars.

General And Administrative Expenses

  General and administrative expenses were $2.3 million, $2.2 million and $1.6 million for the quarters ended June, 1998, March 31, 1998 and June 30, 1997, respectively. For the six months ended June 30, 1998 and 1997, general and administrative expenses were $4.5 million and $3.2 million, respectively. As a percentage of revenue, general and administrative expenses were 2.7%, 3.0% and 3.5% for the quarters ended June 30, 1998, March 31, 1998 and June 30, 1997, respectively. For the six months ended June 30, 1998 and 1997, general and administrative expenses as a percentage of revenues were 2.8% and 3.4%, respectively. As the Company continues to add personnel and introduce new products and enhancements to its existing products, it expects that general and administrative expenses will continue to increase in 1998 in absolute dollars.

Interest Income

  Interest income, net, was $1.4 million, $1.5 million and $1.8 million for the quarters ended June 30, 1998, March 31, 1998 and June 30, 1997, respectively. For the six months ended June 30, 1998 and 1997, interest income was $2.9 million and $3.6 million, respectively. The decrease in interest income from the three and six months ended June 30, 1997, to the respective periods in 1998, resulted from the Company earning more interest on tax-exempt investments which have a lower pre-tax yield but higher after-tax yield than taxable investments.

Provision For Income Taxes

  The Company's quarterly provision for income taxes is based upon the Company's estimate of the effective tax rate for the respective fiscal year. For the three and six months ended June 30, 1998, the Company recorded an effective tax rate of approximately 36%. For the three and six months ended June 30, 1997, the Company recorded an effective tax rate of approximately 38% and a $4 million income tax benefit for the recognition of deferred tax assets. The realization of the deferred tax assets resulted from the reversal of the valuation allowance based on management's assessment that it is more likely than not that the net deferred tax assets will be realized based on carryback potential, existing temporary differences and expectations of future taxable income levels. For the remainder of 1998, the Company expects to record a 36% provision for income taxes, although such percentage may vary depending on several factors, including the international component of the Company's business.

  For the quarters ended June 30, 1998, March 31, 1998 and June 30, 1997 the Company realized an income tax benefit of $4 million, $1.5 million and $485,000, respectively, for certain stock option transactions. For the six months ended June 30, 1998 and 1997 the income tax benefit for certain stock option transactions was $5.5 million and $1.1 million, respectively. This benefit is used to reduce taxable income prior to the utilization of net operating loss carryforwards, and results in a decrease in current income taxes payable and an increase in additional paid-in capital.

Liquidity and Capital Resources

  The Company's principal source of liquidity as of June 30, 1998, consisted of $32 million in cash and cash equivalents, $22 million in short-term investments and a $6 million bank credit facility. Additionally, the Company has $79 million in long-term investments. For the six months ended June 30, 1998 and 1997, cash provided by operating activities was $17.9 million and $2.2 million, respectively. Accounts receivable and inventories increased from December 31, 1997 to June 30, 1998 due to the increases in revenue. Days sales outstanding at June 30, 1998 was 61 days compared to 64 days at March 31, 1998. Inventory days on hand improved to 59 days at June 30, 1998 from 65 days at March 31, 1998.

  The Company used $8.3 million in cash in its investing activities during the six month period ended June 30, 1998. Sales of investments provided $1.6 million of cash. Capital expenditures during the six month period were $9.9 million. These capital expenditures were for equipment for research and development, equipment to support the increased headcount and information systems hardware and software.

  The Company has entered into a ten year lease for a 129,000 square-foot building near its current headquarters. The Company intends to occupy the new building by the end of first quarter of 1999. The lease has annual rental payments of approximately one million dollars. The Company will also spend approximately five million dollars for tenant improvements on the new building. The Company is in the process of subleasing a portion of its current headquarters.

  The Company used $13.6 million in cash for financing activities; $20.7 million was used to repurchase Xylan common stock, $7.2 million was provided by the sale of stock under the Company's stock plans and $114,000 was used for capital lease obligations. The Company believes that existing cash and investment balances and cash flow expected to be generated from future operations will be sufficient to meet the Company's requirements for at least the next twelve months.

  In January 1998, the Company's Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the Company's common stock to offset the dilutive effect of new issuances of common stock under the Company's stock option and stock purchase plans. During the three months ended June 30, 1998, the Company repurchased 483,000 shares of its common stock for $11,658,000. During the six months ended June 30, 1998, the Company repurchased 785,500 shares of common stock for $20,712,500. Additional repurchases, if any, of the Company's common stock will be funded from the Company's existing cash and investment balances.

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


Factors Affecting Future Results

Certain Risk Factors

  Fluctuations In Operating Results. The Company's revenue and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including (i) the timing and amount of significant orders from the Company's OEM partners and system integrators, (ii) the Company's success in developing, introducing and shipping product enhancements, ASICs and new products, (iii) the Company's ability to support its current and new products,
(iv) the ability to obtain sufficient supplies of sole or limited source components for the Company's products, (v) the ability to attain and maintain production volumes and quality levels for its products (including ASICs), (vi) the mix of distribution channels and products, (vii) new product introductions by the Company's competitors, (viii) pricing actions by the Company or its competitors,

(ix) changes in material costs, (x) mix of products manufactured or purchased by IBM and Alcatel, and (xi) general economic conditions. See "-- Dependence on OEM Partners and System Integrators; IBM and Alcatel; Customer Concentration," "--Dependence on Sole and Limited Source Suppliers and Availability of Components," "--Substantial Increase in Manufacturing Operations; Dependence on Contract Manufacturing," "--Competition," "--Rapid Technological Change; New Products and Evolving Markets," "--Uncertain Market Acceptance of the Company's Products; Product Concentration" and "--Product Complexity." For example, the Company's revenue in the quarter ended June 30, 1997 declined as compared to the immediately preceding quarter primarily due to lower than expected orders from a large OEM customer, material availability for the Company's ATM switch product, and lower than expected shipments of the Company's new Ethernet/Fast Ethernet products.

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

  In the field of campus network switching products, IBM and Xylan are offering the other company's campus switch products for resale. For the quarter ended June 30, 1998, sales to IBM comprised 21% of the Company's revenue. There is no assurance that IBM will continue to purchase the Company's products. In addition, the Company has limited information as to the sell-through of its products by IBM. There is no assurance that even if IBM does purchase such products, that IBM will sell such products to its customers. Both companies have the right to manufacture and sell certain of each other's campus switching products in exchange for a royalty. As of June 30, 1998, either company has earned no royalties. However, sales by IBM of IBM manufactured or other campus switch products could have a material adverse effect on the Company's product revenues. In addition, the parties have formed a joint development organization to develop new products using certain of the other company's LAN technology.
Any reduction or delay in sales of the Company's products by IBM could have a material adverse effect on the Company's business, financial condition and results of operations.

  Although there is a large number of end-users of Xylan's products, the Company's customer base is highly concentrated and a relatively small number of customers have accounted for a significant portion of the Company's revenue to date. The Company's OEM partners account, and are expected to continue to account, for a substantial portion of the Company's net revenue. As a percentage of revenue, aggregate sales to OEM partners accounted for 41% for the quarter ended June 30, 1998, and 35% for the quarter ended June 30, 1997. Each of the Company's OEM partners can cease (or reduce purchases for reasons such as inventory levels) marketing the Company's products with limited notice to Xylan and with little or no penalty. In addition, the Company's agreements with its OEM partners do not require minimum purchases. Certain of these agreements provide manufacturing rights and access to source code upon the occurrence of specified conditions or defaults. Certain of the Company's OEM agreements provide for limited exclusivity. Certain of the Company's OEM partners have developed and may continue to develop competitive products and, if they do so, they may decide to terminate their relationship with the Company.

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

  Xylan's operational strategy relies on outsourcing of manufacturing. The Company currently subcontracts component procurement and printed circuit board assembly to two companies. The Company also subcontracts assembly of chassis to a number of companies, each of which specializes in the particular services provided. In connection with its operational strategy, the Company is seeking to secure additional sources of supply, including additional contract manufacturers. The Company has experienced in the past, and may in the future experience, problems with its contract manufacturers, such as inferior quality, insufficient quantities and late delivery of product. While such problems have not resulted in any material liabilities from the Company to its customers or end-users to date, there can be no assurance that such problems will not generate material liabilities for the Company or adversely impact the Company's relations with its customers and end-users in the future. During 1996, the Company agreed to loan up to $10 million to one of its contract manufacturers that performs circuit board assembly. The loan, which assists the contract manufacturer to meet the Company's increasing production requirements, is non-interest bearing, does not have a defined due date and is secured by raw materials and electronic components purchased by the contract manufacturer. At June 30, 1998, the note had an outstanding balance of $7.5 million. Also, the Company has guaranteed up to $5.0 million of such contract manufacturer's debt for certain raw material and electronic component purchases. Any additional loans or guaranties to contract manufacturer, or defaults or financial insolvency of such contract manufacturer, could have an adverse effect upon the Company's business, operating results and financial condition. In addition, the Company may in the future experience pricing pressure from its contract manufacturers. To date, the Company has had only limited experience with the use of contract manufacturers. There can be no assurance that the Company will effectively manage its contract manufacturers or that these manufacturers will meet the Company's future requirements for timely delivery of products of sufficient quality and quantity. The Company intends to introduce a number of new products and product enhancements in 1998, which will require that the Company rapidly achieve volume production by coordinating its efforts with those of its suppliers and contract manufacturers. Certain of the Company's products in development will require contract manufacturers to adopt or develop advanced manufacturing techniques, which could inhibit volume manufacturing of those products. The inability of Xylan's contract manufacturers to provide it with adequate supplies of high-quality products on-time or the loss of any of the Company's contract manufacturers could cause a delay in Xylan's ability to fulfill orders while the Company identifies a replacement manufacturer and could have a material adverse effect upon the Company's business, operating results and financial condition.

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

  Dependence on Proprietary Technology; Intellectual Property Litigation. The Company's success and its ability to compete are dependent, in part, upon its proprietary technology. The Company holds only one issued patent and currently relies on a combination of contractual rights, trade secrets and copyright laws to establish and protect its proprietary rights in its products. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. In the event that protective measures are not successful, the Company's business, operating results and financial condition could be materially and adversely affected. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

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

  International Operations. Sales to customers outside of North America accounted for approximately 54% of the Company's revenue for the quarters ended June 30, 1998 and June 30, 1997. The Company's international sales are conducted primarily through its OEM partners and independent territory-specific system integrators. Failure of the Company's OEM partners and system integrators to effectively market the Company's products internationally or the loss of any of these resellers could have a material adverse effect on the Company's business, operating results and financial condition. The Company's international business is subject to risks customarily encountered in foreign operations, including changes in a specific country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, the overlap of different tax structures, unexpected changes in regulatory requirements and natural disasters. For example, due to the recent financial turmoil in Asia, the Company's revenues from Asia declined from 25% of total revenues in the third quarter of 1997 to 14% in the second quarter of fiscal 1998. The Company's international sales currently are U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in international markets. The Company's operating results could also be adversely affected by seasonality of international sales. These international factors could have a material adverse effect on future sales of the Company's products to international end-users and, consequently, the Company's business, operating results and financial condition.

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

  In October 1996, Steve Kim and Yuri Pikover, executive officers and members of the Board of Directors of the Company, entered into a program of periodic sales of shares of their Xylan Common Stock through a blind trust for the purpose of diversifying their personal holdings. At the beginning of each calendar quarter, Steve Kim and Yuri Pikover will deliver 125,000 and 55,000 shares, respectively, to their blind trust for sale within the quarter, provided, however, the amount of shares to be delivered by Mr. Kim was reduced to 80,000 shares commencing with the second quarter of 1998. Furthermore, the trust for Steve Kim's children will sell 25,000 shares and Yuri Pikover's trusts will sell 20,000 shares within each quarter. In addition, certain of the venture capital partnerships that invested in the Company have begun to distribute portions of their holdings to their general and limited partners, who in turn have begun to resell such shares on the open market. Any such sales by insiders or distributions by large investors may also have an adverse effect on the market price of the Company's Common Stock. In addition, recent changes in the rules regarding resales of restricted securities pursuant to Rule 144 of the Securities Act of 1933, as amended, may result in a greater number of shares of the Company's Stock becoming available for resale sooner than anticipated, and could have an adverse effect on the market price of the Company's Stock.



                         PART II  --  OTHER INFORMATION

ITEM 1. Legal Proceedings

    None.

ITEM 2. Changes in Securities and Use of Proceeds

    None.


ITEM 3. Defaults Upon Senior Securities

    None.

ITEM 4. Submission Of Matters To A Vote Of Security Holders

    On May 8, 1998, at the Company's 1998 Annual Meeting of Shareholders, the following matters were submitted and voted on by securityholders and were adopted:

    A. The approval of an amendment to the 1996 Stock Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 3,000,000 shares.

       The results for the vote are as follows:

          FOR           AGAINST         ABSTAIN     BROKER NON-VOTE
          ---           -------         -------     ---------------
      20,059,275       6,093,293        214,987       8,892,685

    B. The election of three (3) Class II directors to serve until their successors are elected and qualified.

       FOR  ALL NOMINEES        INSTRUCTED        WITHHELD FROM ALL NOMINEES
       -----------------        ----------        --------------------------
       35,187,923                  4,480                    67,837


                                FOR                  WITHHELD
                                ---                  --------
       Yuri Pikover             35,192,204            68,036
       Robert C. Hawk           35,192,403            67,837
       Trude C. Taylor          35,187,923            72,317


    C. The ratification of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending December 31, 1998.

       FOR           AGAINST       ABSTAIN        BROKER NON-VOTES
       ---           -------       -------        ----------------
    35,192,948       37,235        30,057               -0-


ITEM 5.  Other Information

   None.

ITEM 6. Exhibits And Reports On Form 8-K

     (a)            Exhibits
3.1    Amended and Restated Articles of Incorporation of Registrant.(1)
3.2    Amended and Restated Bylaws of Registrant.(1)
4.1    Form of Common Stock Certificate.(1)

4.2 Preferred Shares Rights agreement dated as of April 17, 1997 between the Registrant and the First National Bank of Boston, including Certificate of Determination of Rights, Preferences and Privileges of Series A Participating Preferred Stock, the Form of Rights Certificate and Summary of rights attached thereto as Exhibits A, B and C, respectively.(2)

10.1   Form of Indemnification Agreement.(1)
10.2   1993 Stock Incentive Plan.(1)
10.3   Form of 1996 Employee Stock Purchase Plan and related agreements.(1)
10.4   Form of 1996 Directors' Option Plan and related agreements.(1)
10.5   Form of amended 1996 Stock Plan.(4)
10.6 Fourth Restated Registration Rights Agreement among the Registrant and certain securityholders of the Registrant, dated as of December 11, 1995.(1)

10.7 Lease Agreement between the Registrant and Malibu Canyon Office Partners, L.P. dated as of April 14, 1994, as amended November 3, 1994, January 2, 1995, and April 25, 1995.(1)

10.8 Security and Loan Agreement dated September 1, 1995 between the Registrant and Imperial Bank.(1)
10.9 Master Lease Agreement dated as of May 31, 1994, as amended between the Registrant and Dominion Ventures, Inc.(1)
10.10 Master Lease Agreement dated as of June 9, 1995 between the Registrant and Copelco Capital, Inc.(1)
10.11 Value-Added Product Sales Agreement dated as of July 1, 1995 between the Registrant and Hamilton Hallmark, a division of Avnet, Inc.(1)
10.12  401(k) Plan.(1)
10.13 Series C Preferred Stock Agreement dated as of March 13, 1995 between the Registrant and Alcatel Data Networks S.A.(1)
10.14 International Distributor Agreement between the Registrant and Alcatel N.V., dated as of March 13, 1995.(1)
10.15 Product and Technology Agreement between the Registrant and Alcatel N.V. dated as of March 13, 1995.(1)
10.16 Original Equipment Manufacturer Agreement dated as of June 14, 1995 between the Registrant and Hitachi Computer Products (America), Inc.(1)
10.17 Original Equipment Manufacturer Agreement dated as of April 12, 1995 between the Registrant and Digital Equipment Corporation.(1)
10.18 Manufacturing and Purchase Agreement dated as of March 28, 1996 between the Registrant and Victron, Inc.(1)
10.19 Amendment to Manufacturing and Purchase Agreement between Xylan and Victron, Inc. dated as of December 30, 1996.(3)

10.20  Dale Bartos Employment Agreement dated as of January 4, 1997.(3)
10.21  Form of 1998 Employee Stock Option Plan and related Agreements.(4)
10.22  Form of Change of Control Agreement.(4)
10.23 Industrial Real Estate Lease between Cypress Land Company and Registrant dated as of June 1, 1998.(5)
27.1   Financial Data Schedule (Current) 3 and 6 months ended June 30, 1998.(5)

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

(b)  Reports on Form 8-K
          None.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   XYLAN CORPORATION



                                   By: /s/ Dale J. Bartos
                                      -----------------------------------------
Date:  August 12, 1998                Dale J. Bartos
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)




                                   By: /s/ Thomas S. Burns
                                      ------------------------------------------
                                      Thomas S. Burns
                                      Vice President of Finance
                                      (Chief Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit         Description
-------         -----------

3.1     Amended and Restated Articles of Incorporation of Registrant.(1)
3.2     Amended and Restated Bylaws of Registrant.(1)
4.1     Form of Common Stock Certificate.(1)
4.2 Preferred Shares Rights agreement dated as of April 17, 1997 between the Registrant and the First National Bank of Boston, including Certificate of Determination of Rights, Preferences and Privileges of Series A Participating Preferred Stock, the Form of Rights Certificate and Summary of rights attached thereto as Exhibits A, B and C, respectively.(2)
10.1    Form of Indemnification Agreement.(1)
10.2    1993 Stock Incentive Plan.(1)
10.3    Form of 1996 Employee Stock Purchase Plan and related agreements.(1)
10.4    Form of 1996 Directors' Option Plan and related agreements.(1)
10.5    Form of amended 1996 Stock Plan.(4)
10.6 Fourth Restated Registration Rights Agreement among the Registrant and certain securityholders of the Registrant, dated as of December 11, 1995.(1)
10.7 Lease Agreement between the Registrant and Malibu Canyon Office Partners, L.P. dated as of April 14, 1994, as amended November 3, 1994, January 2, 1995, and April 25, 1995.(1)
10.8 Security and Loan Agreement dated September 1, 1995 between the Registrant 1 and Imperial Bank.(1)
10.9 Master Lease Agreement dated as of May 31, 1994, as amended between the 3 Registrant and Dominion Ventures, Inc.(1)
10.10 Master Lease Agreement dated as of June 9, 1995 between the Registrant and Copelco Capital, Inc.(1)
10.11 Value-Added Product Sales Agreement dated as of July 1, 1995 between the Registrant and Hamilton Hallmark, a division of Avnet, Inc.(1)
10.12   401(k) Plan.(1)
10.13 Series C Preferred Stock Agreement dated as of March 13, 1995 between the Registrant and Alcatel Data Networks S.A.(1)
10.14 International Distributor Agreement between the Registrant and Alcatel N.V., dated as of March 13, 1995.(1)
10.15 Product and Technology Agreement between the Registrant and Alcatel N.V. dated as of March 13, 1995.(1)
10.16 Original Equipment Manufacturer Agreement dated as of June 14, 1995 between the Registrant and Hitachi Computer Products (America), Inc.(1)
10.17 Original Equipment Manufacturer Agreement dated as of April 12, 1995 between the Registrant and Digital Equipment Corporation.(1)
10.18 Manufacturing and Purchase Agreement dated as of March 28, 1996 between the Registrant and Victron, Inc.(1)
10.19 Amendment to Manufacturing and Purchase Agreement between Xylan and Victron, Inc. dated as of December 30, 1996.(3)
10.20   Dale Bartos Employment Agreement dated as of January 4, 1997.(3)
10.21   Form of 1998 Employee Stock Option Plan and related Agreements.(4)

10.22   Form of Change of Control Agreement.(4)
10.23 Industrial Real Estate Lease between Cypress Land Company and Registrant dated as of June 1, 1998.(5)
27.1    Financial Data Schedule (Current) 3 and 6 months ended June 30, 1998.(5)

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