Form 10-Q
period 1998-09-30
XYLAN CORP
filed 1998-11-13
CIK 914698

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                            ______________________


                                   Form 10-Q

(Mark One)

    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


The number of shares outstanding of the registrant's Common Stock as of November 2, 1998, was 42,276,454.

                               XYLAN CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE PERIOD ENDED SEPTEMBER 30, 1998


                                     INDEX

                                                                     Page
                                                                     ----
PART I    Financial Information

Item 1.   Financial Statements:

             Condensed Consolidated Balance Sheets -- September 30,
               1998 and December 31, 1997                               3

             Condensed Consolidated Income Statements --
               Three Months Ended September 30, 1998, June 30,
               1998 and September 30, 1997                              4

             Condensed Consolidated Income Statements --
               Nine months ended September 30, 1998 and 1997            5

             Condensed Consolidated Statements of Cash Flows --
               Nine Months Ended September 30, 1998 and 1997            6

             Notes to Condensed Consolidated Financial Statements       7

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       10

Item 3.   Quantitative and Qualitative Disclosures About
             Market Risks                                             N/A


PART II   Other Information

Item 1.   Legal Proceedings                                            24

Item 2.   Changes in Securities and Use of Proceeds                    25

Item 3.   Defaults upon Senior Securities                              25

Item 4.   Submission of Matters to a Vote of Security Holders          25

Item 5.   Other Information                                            25

Item 6.   Exhibits and Reports on Form 8-K                             25

          Signature                                                    27

          Exhibit Index                                                28

                        PART I  -- FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                               XYLAN CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                    September 30,  December 31,
                                                        1998           1997
                                                        ----           ----
                          ASSETS                    (Unaudited)
Current assets:
    Cash and cash equivalents.........................  $ 29,202   $ 35,917
    Short-term investments............................    16,227     43,171
    Accounts receivable, net..........................    61,351     53,013
    Inventories, net..................................    23,833     17,731
    Deferred income taxes, net........................     8,600      6,100
    Prepaid expenses and other current assets.........     3,930      2,892
                                                        --------   --------
      Total current assets............................   143,143    158,824

Investments...........................................    77,299     59,382
Note receivable.......................................     7,500      7,500
Property and equipment, net...........................    27,279     20,894
Other assets..........................................     5,556      4,306
                                                        --------   --------
       Total assets...................................  $260,777   $250,906
                                                        ========   ========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses................  $ 33,620   $ 26,382
 Current installments of capital lease obligations....        62        189
 Deferred revenue.....................................     9,676      4,317
 Income taxes payable.................................     2,364      3,002
                                                        --------   --------
  Total current liabilities...........................    45,722     33,890

Capital lease obligations, less current installment...        --         17
Deferred revenue......................................     2,757        899
                                                        --------   --------
  Total liabilities...................................    48,479     34,806

Total shareholders' equity:

 Common stock and additional paid-in capital..........   158,546    190,774
 Retained earnings....................................    53,752     25,326
                                                        --------   --------
   Total shareholders' equity.........................   212,298    216,100
                                                        --------   --------
  Total liabilities and shareholders' equity..........  $260,777   $250,906
                                                        ========   ========

  The accompanying notes are an integral part of these financial statements.

                               XYLAN CORPORATION

                   CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)
                     (in thousands, except per share data)

                                                   Three Months Ended
                                        ----------------------------------------
                                        September 30,   June 30,   September 30,
                                           1998          1998          1997
                                           ----          ----          ----
Revenue................................   $91,133       $83,678      $53,517
Cost of revenue........................    39,425        36,128       23,718
                                          -------       -------      -------
        Gross profit...................    51,708        47,550       29,799
                                          -------       -------      -------
Operating expenses:
   Research and development............    10,849         9,886        6,778
   Sales and marketing.................    23,784        21,769       15,688
   General and administrative..........     2,443         2,295        1,791
                                          -------       -------      -------
Total operating expenses...............    37,076        33,950       24,257
                                          -------       -------      -------
        Operating income...............    14,632        13,600        5,542
Interest income, net...................     1,190         1,363        1,550
                                          -------       -------      -------
Income before income taxes.............    15,822        14,963        7,092
   Income tax expense..................     5,384         5,360        2,485
                                          -------       -------      -------
        Net income.....................   $10,438       $ 9,603      $ 4,607
                                          =======       =======      =======
Net income per share:
   Basic...............................      $.24          $.22         $.11
   Diluted.............................      $.22          $.20         $.10
                                          =======       =======      =======
Shares used in per share calculations:
   Basic...............................    42,921        43,159       42,647
   Diluted.............................    46,956        48,246       47,269
                                          =======       =======      =======

   The accompanying notes are an integral part of these financial statements.

                               XYLAN CORPORATION

                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)
                     (in thousands, except per share data)

                                                Nine Months Ended
                                          ----------------------------
                                          September 30,  September 30,
                                              1998           1997
                                              ----           ----
Revenue..................................   $250,181       $146,647
Cost of revenue..........................    108,205         64,636
                                            --------       --------
        Gross profit.....................    141,976         82,011
                                            --------       --------
Operating expenses:
   Research and development..............     29,522         18,363
   Sales and marketing...................     65,661         42,234
   General and administrative............      6,975          4,969
                                            --------       --------
Total operating expenses.................    102,158         65,566
                                            --------       --------
        Operating income.................     39,818         16,445
Interest income, net.....................      4,044          5,190
                                            --------       --------
Income before income taxes...............     43,862         21,635
   Income tax expense....................     15,436          4,070
                                            --------       --------
        Net income.......................   $ 28,426       $ 17,565
                                            ========       ========
Net income per share:
   Basic.................................       $.66           $.41
   Diluted...............................       $.60           $.38
                                            ========       ========
Shares used in per share calculations:
   Basic.................................     43,063         42,398
   Diluted...............................     47,593         46,822
                                            ========       ========

  The accompanying notes are an integral part of these financial statements.

                               XYLAN CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)


                                                                         Nine Months Ended
                                                                   ------------------------------
                                                                   September 30,    September 30,
                                                                       1998             1997
                                                                     --------         --------
Cash flows from operating activities:
 Net income.....................................................    $ 28,426         $ 17,565
 Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization................................       8,086            5,470
   Deferred income taxes........................................      (2,500)          (4,828)
   Expense related to warrants..................................          --             (274)
   Unearned compensation amortization...........................         254              343
   Change in:
    Accounts receivable.........................................      (8,338)         (15,871)
    Inventories.................................................      (6,102)             207
    Prepaid expenses and other current assets...................      (1,037)          (1,143)
    Other assets................................................      (1,250)          (3,617)
    Accounts payable and accrued expenses.......................       7,238            3,259
    Deferred revenue............................................       7,217            1,701
    Income taxes payable........................................       5,916            2,809
                                                                    --------         --------
      Net cash provided by operating activities.................      37,910            5,621
                                                                    --------         --------
Cash flows from investing activities:
  Purchases of property and equipment...........................     (14,471)          (8,904)
  Note receivable...............................................          --           (1,500)
  Sale (purchases) of investments...............................       9,027          (26,055)
                                                                    --------         --------
     Net cash used in investing activities......................      (5,444)         (36,459)
                                                                    --------         --------
Cash flows from financing activities:
  Common stock issued...........................................       9,729            3,165
  Common stock repurchased......................................     (48,766)              --
  Principal payments under capital lease obligations............        (144)            (238)
                                                                    --------         --------
   Net cash provided by (used in) financing activities..........     (39,181)           2,927
                                                                    --------         --------
     Net decrease in cash and cash equivalents..................      (6,715)         (27,911)
Cash and cash equivalents at beginning of period................      35,917           62,483
                                                                    --------         --------
Cash and cash equivalents at end of period......................    $ 29,202         $ 34,572
                                                                    ========         ========
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest...................    $     14         $     26
     Cash paid during the period for taxes......................    $ 11,950         $  5,914
                                                                    ========         ========
Supplemental disclosure of noncash investing and
financing activities:
     Income tax benefit resulting from exercise of
       employee stock options...................................    $  6,555         $  1,950
                                                                    ========         ========

   The accompanying notes are an integral part of these financial statements.

                               XYLAN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.   Basis Of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the three, six and nine month periods ending September 30, 1998, are not necessarily indicative of results which may be achieved for the full fiscal year or for any future period. The unaudited consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto contained in Xylan Corporation's ("Xylan" or the "Company") Form 10-K.

NOTE 2.   Investments

  Investments at September 30, 1998, and December 31, 1997, consist of corporate and municipal debt, U.S. Treasuries and Federal Government Agency debt. In accordance with the provisions of Statement of Financial Accounting Standards Board No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies its investments as held-to-maturity securities. The market value of these securities at September 30, 1998, and December 31, 1997, approximated cost.

NOTE 3.   Inventories

  Inventories, primarily component parts, are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

NOTE 4.   Accounts Payable and Accrued Expenses

  Accounts payable and accrued expenses consist of the following (in thousands):


                                                   September 30,    December 31,
                                                      1998             1997
                                                      ----             ----
                                                   (Unaudited)
     Accounts payable..............................  $15,523          $10,926

     Accrued payroll and related costs.............    9,312            7,890
     Accrued warranty..............................    1,261            1,256
     Other accrued expenses........................    7,524            6,310
                                                     -------          -------
       Total accounts payable and accrued expenses.  $33,620          $26,382
                                                     =======          =======

NOTE 5.   Shareholder's Equity


   In January 1998 and September 1998, the Company's Board of Directors authorized the Company to repurchase up to 2,000,000 and 1,000,000 shares of the Company's common stock, respectively, to offset the dilutive effect of new issuances of common stock under the Company's stock option and stock purchase plans. During the three months ended September 30, 1998, the Company repurchased 1,454,500 shares of its common stock for $28,054,000. During the nine months ended September 30, 1998, the Company repurchased 2,240,000 shares of common stock for $48,766,000.

     The Company has a 1993 Stock Incentive Plan which reserves 8,000,000 shares of the Company's authorized but unissued common stock for option or stock purchase grants. As of September 30, 1998, the Company has issued 3,356,228 shares of common stock under this plan and options to purchase 4,426,425 shares of common stock are outstanding. In connection with the grant of stock options, for financial statement presentation purposes, the Company has recorded unearned compensation, net of cancellations, of $2,045,000 representing the difference between the grant price and the deemed fair market value. This amount will be recorded as compensation expense ratably over the vesting period for each option. For the quarters ended September 30, 1998, June 30, 1998, and September 30, 1997, the Company recorded $26,000, $114,000 and $114,000, respectively, of compensation expense. For the nine months ended September 30, 1998 and 1997, the Company recorded $254,000 and $343,000, respectively, of compensation expense.

     The Company has a 1996 Stock Plan which reserves 8,000,000 shares of the Company's authorized but unissued common stock for option grants. As of September 30, 1998, the Company has issued 343,402 shares of common stock under this plan and options to purchase 6,078,612 shares of common stock are outstanding.

     The Company has a 1996 Directors' Stock Option Plan which reserves 150,000 shares of the Company's authorized but unissued common stock for option grants. As of September 30, 1998, the Company has not issued any shares of common stock under this plan and options to purchase 65,000 shares of common stock are outstanding.

     The Company has a 1996 Employee Stock Purchase Plan which reserves 1,500,000 shares of authorized but unissued common stock for issuance. As of September 30, 1998, the Company has issued 176,408 shares of common stock under this plan.

     The Company has a 1998 Employee Stock Option Plan which reserves 1,000,000 shares of the Company's authorized but unissued common stock for option grants. As of September 30, 1998, the Company has issued 3,929 shares of common stock under this plan and options to purchase 934,613 shares of common stock are outstanding.

     In September 1998 and July 1997, the Board of Directors approved the repricing of approximately 8.5 million and 4.1 million employee stock options granted with an exercise price in excess of $10.50 and $15.81, respectively.

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

NOTE 6.   Income Taxes

     The Company's quarterly provision for income taxes is based upon the Company's estimate of the effective tax rate for the respective fiscal year. For the three and nine months ended September 30, 1998, the Company recorded an effective tax rate of approximately 34% and 35%, respectively. For the three and nine months ended September 30, 1997, the Company recorded an effective tax rate of approximately 35% and 37%, respectively and a $4 million income tax benefit for the recognition of deferred tax assets. The realization of the deferred tax assets resulted from the reversal of the valuation allowance based on management's assessment that it is more likely than not that the net deferred tax assets will be realized based on carryback potential, existing temporary differences and expectations of future taxable income levels. For the remainder of 1998, the Company expects to record a 34% provision for income taxes.

     For the quarters ended September 30, 1998, June 30, 1998 and September 30, 1997 the Company realized an income tax benefit of $1.0 million, $4.0 million and $866,000, respectively, for certain stock option transactions. For the nine months ended September 30, 1998 and 1997 the income tax benefit for certain stock option transactions was $6.6 million and $2.0 million, respectively. This benefit is used to reduce taxable income prior to the utilization of net operating loss carryforwards, and results in a decrease in current income taxes payable and an increase in additional paid-in capital.

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

The following table sets forth the computation of basic and diluted net income per share (In thousands, except per share data):

                                                                          Three Months Ended
                                                               -----------------------------------------
                                                               September 30,   June 30,    September 30,
                                                                   1998          1998         1997
                                                                   ----          ----         ----
Numerator for basic and diluted per share computations:
  Net income available to common shareholders.................    $10,438       $ 9,603      $ 4,607
                                                                  =======       =======      =======
Denominator:
 Shares used for basic per share computations
   weighted average shares outstanding........................     42,921        43,159       42,647

 Effect of dilutive securities  stock options.................      4,035         5,087        4,622
                                                                  -------       -------      -------
    Shares used for diluted per share computations............     46,956        48,246       47,269
                                                                  =======       =======      =======
Net income per share:
 Basic........................................................    $   .24       $   .22      $   .11
 Diluted......................................................    $   .22       $   .20      $   .10
                                                                  =======       =======      =======

     Weighted average options to purchase 1,949,000, 322,000 and 953,000 shares of Common Stock that were outstanding for the quarters ended September 30, 1998, June 30, 1998 and September 30, 1997, respectively, were not included in the above computation of diluted net income per share for the respective periods because the exercise price of the options was greater than the average market price of the common shares and therefore, the effect would be antidilutive.

                                                               Nine Months Ended
                                                        ------------------------------
                                                        September 30,   September. 30,
                                                            1998            1997
                                                            ----            ----
Numerator for basic and diluted per share computations:
  Net income available to common shareholders...........   $28,426        $17,565
                                                           =======        =======
Denominator:
  Shares used for basic per share computations
     weighted average shares outstanding................    43,063         42,398

 Effect of dilutive securities  stock options...........     4,530          4,424
                                                           -------        -------
  Shares used for diluted per share computations........    47,593         46,822
                                                           =======        =======
Net income per share:
 Basic...................................................  $   .66        $   .41
 Diluted.................................................  $   .60        $   .38
                                                           =======        =======

     Weighted average options to purchase 990,000 and 2,471,000 shares of Common Stock that were outstanding for the nine months ended September 30, 1998 and 1997, respectively, were not included in the above computation of diluted net income per share for the respective periods because the exercise price of the options was greater than the average market price of the common shares and therefore, the effect would be antidilutive.

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

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report financial and descriptive information about reportable operating segments. The Company adopted SFAS No. 131 effective January 1, 1998. The disclosures regarding operating segments are not applicable as the Company only has one operating segment. Substantially all of the Company's long-lived assets are located in the United States. Disclosure regarding the Company's revenue by sales channel, geographic region, product line and significant customers in dollars and as a percentage of total revenue is on page 12.

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

Overview

     Xylan is a leading provider of high-bandwidth switching systems that enhance the performance of existing local area networks ("LANs") and facilitate migration to next generation networking technologies such as asynchronous transfer mode ("ATM"). From inception (July 9, 1993) to December 31, 1994, the Company was primarily engaged in product research and development and in the development of systems and operations. The Company began commercial shipments of its initial OmniSwitch products in January 1995. Since then, revenue has increased signifiantly to an aggregate of $210.5 million in fiscal year 1997 from $29.7 million in fiscal year 1995. On a quarterly basis revenue increased to $91.1 million in the quarter ended September 30, 1998 from $53.5 million in the quarter ended September 30, 1997. The increases in revenue are discussed below. The Company markets its products worldwide through OEM partners, system integrators and its own sales force and first achieved profitability in the fourth quarter of 1995. As of September 30, 1998, the Company had retained earnings of $53.8 million.

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

Results Of Operations

Revenue

     Revenue for the quarter ended September 30, 1998, was $91.1 million compared to $53.5 million for the quarter ended September 30, 1997, an increase of $37.6 million or 70%. Revenue for the quarter ended June 30, 1998, was $83.7 million. Comparing revenue for the quarter ended September 30, 1998, to the quarter ended June 30, 1998, revenue increased $7.4 million or 9%. Revenue for the nine months ended September 30, 1998, was $250.2 million compared to $146.6 million for the nine months ended September 30, 1997, an increase of $103.6 million or 71%. The increases in revenue were due to a number of factors, including the increased sales of the Company's new OmniStack product family which was introduced in the first quarter of 1998, substantial growth of the LAN switching market, continued introduction by the Company of additional features and functions to its OmniSwitch product family, and the Company's investment in sales and marketing resources. The relative contribution of the factors that can be quantified are in the tables below. While the Company achieved revenue growth of 70% and 71% when comparing the three and nine month periods ended September 30, 1998, to September 30, 1997, respectively, the Company cannot insure these rates of sequential growth if at all in future periods.

     North America sales increased 26% from the quarter ended June 30, 1998 to the quarter ended September 30, 1998. North America sales represented 54% of total sales in the third quarter of 1998 as compared to 46% in the second quarter of 1998. The increase in North American sales resulted from the strong growth in System Integrator and Direct customers. European sales decreased 6% from the quarter ended June 30, 1998, to the quarter ended September 30, 1998. European sales represented 30% of total sales in the third quarter of 1998 as compared to 35% in the second quarter of 1998. The decrease in European sales was due primarily to the decrease in sales to Alcatel and to normal seasonality as a result of the July and August holidays. Asia Pacific sales remained flat from the quarter ended June 30, 1998 to the quarter ended September 30, 1998. Asia Pacific sales represented 13% of the total sales in the third quarter of 1998 as compared to 14% in the second quarter of 1998. Latin America sales decreased from $4 million for the quarter ended June 30, 1998 to $2.5 million for the quarter ended September 30, 1998. Latin America sales represented 3% of total sales in the third quarter of 1998 as compared to 5% in the second quarter of 1998. The decrease in Latin America sales is primarily attributable to the decrease in OEM sales in the third quarter of 1998.

     Under an agreement with IBM and the Company, IBM has the right to manufacture certain Company products after a specified period of time and pay a royalty to Xylan. As of September 30, 1998, the Company has earned no royalties. Product revenue could be adversely impacted if IBM elects to manufacture the Company's products.

The following table sets forth the Company's revenue by sales channel, geographic region, product line and significant customers in dollars and as a percentage of total revenue (dollars in millions):

                                         Three Months Ended                   Months Ended
                                   -------------------------------   ------------------------------
                                   Sept. 30,  June 30,   Sept. 30,   Sept. 30,  June 30,  Sept. 30,
                                     1998       1998       1997        1998      1998       1997
                                   ---------  --------   ---------   ---------  --------  ---------
Channel:
    OEM                             $28.8      $34.2      $15.8         32%       41%        30%
    System Integrator and Direct    $62.3      $49.5      $37.7         68%       59%        70%
                                    =====      =====      =====         ==        ==         ==
Region(1):
    North America (2)               $49.2      $38.8      $24.6         54%       46%        46%
    Europe                          $27.3      $28.9      $14.5         30%       35%        27%
    Asia Pacific                    $12.1      $11.9      $13.2         13%       14%        25%
    Latin America                   $ 2.5      $ 4.0      $ 1.2          3%        5%         2%
                                    =====      =====      =====         ==        ==         ==
Product Line:
    OmniSwitch                      $71.6      $72.4      $49.2         78%       86%        92%
    OmniStack                       $18.1      $ 9.1      $ 0.0         20%       11%         0%
    PizzaSwitch                     $ 1.4      $ 2.2      $ 4.3          2%        3%         8%
                                    =====      =====      =====         ==        ==         ==
Significant Customers:
    IBM                             $15.7      $17.8      $ 9.0         17%       21%        17%
    Alcatel                         $13.2      $15.0      $ 5.1         14%       18%        10%
                                    =====      =====      =====         ==        ==         ==


                                  Nine Months Ended   Nine Months Ended
                                    September 30,       September 30,
                                   ---------------      -------------
                                    1998     1997       1998   1997
                                    ----     ----       ----   ----
Channel:
  OEM                             $  94.9   $ 52.5      38%    36%
  System Integrator and Direct     $155.3   $ 94.1      62%    64%
                                   ======   ======      ==     ==
Region(1):
     North America (2)             $121.9   $ 67.3      49%    46%
     Europe                        $ 83.3   $ 40.6      33%    28%
     Asia Pacific                  $ 35.9   $ 34.6      14%    23%
     Latin America                 $  9.1   $  4.1       4%     3%
                                   ======   ======      ==     ==
Product Line:
    OmniSwitch                     $211.8   $130.7      85%    89%
    OmniStack                      $ 31.4   $  0.0      12%     0%
    PizzaSwitch                    $  7.0   $ 15.9       3%    11%
                                   ======   ======      ==     ==
Significant Customers:
 IBM                               $ 50.3   $ 30.7      20%    21%
  Alcatel                          $ 42.9   $ 15.2      17%    10%
                                   ======   =====       ==     ==

     (1) IBM and Alcatel revenues are attributed to regions based on "point of sale" information. All other revenues are attributed to regions based on the location of the customer.

     (2) North America primarily consists of the United States.

Gross Profit

  Gross margins were 56.7%, 56.8% and 55.7% for the quarters ended September 30, 1998, June 30, 1998 and September 30, 1997, respectively. For the nine months ended September 30, 1998 and 1997, gross margins were 56.7% and 55.9%, respectively. The increases in gross margins when comparing the three and nine month periods, resulted from a number of factors, including reductions in component costs, sales channel mix and manufacturing efficiencies, which were offset by product mix (the Company's OmniStack products generally have lower gross margins than the OmniSwitch products), and competitive market pricing and discount levels. After initial product introduction, the Company's strategy is to seek to reduce component costs, particularly by integrating newly developed ASICs into such products. In addition, the timing and execution of new product introductions and ASICs may impact gross margins and result in excess or obsolete inventories. The Company expects fourth quarter of 1998 gross margins to be comparable to third quarter of 1998 although there is no assurance that gross margins may not decline.

Research and Development Expenses

  Research and development expenses were $10.8 million, $9.9 million and $6.8 million for the quarters ended September 30, 1998, June 30, 1998 and September 30, 1997, respectively. This represents an increase of 10% from the second quarter of 1998 to the third quarter of 1998 and an increase of 60% from the third quarter of 1997 to the third quarter of 1998. Research and development expenses were $29.5 million and $18.4 million for the nine months ended September 30, 1998 and 1997, respectively. This represents an increase of 61%. These increases were primarily due to the hiring of additional engineers and an increase in prototype material costs for new product development. As a percentage of revenue, research and development expenses were 12%, 12% and 13% for the quarters ended September 30, 1998, June 30, 1998 and September 30, 1997, respectively. For the nine months ended September 30, 1998 and 1997, research and development expenses as a percentage of revenues were 12% and 13% respectively.

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

Sales and Marketing Expenses

  Sales and marketing expenses were $23.8 million, $21.8 million and $15.7 million for the quarters ended September 30, 1998, June 30, 1998 and September 30, 1997, respectively. For the nine months ended September 30, 1998 and 1997, sales and marketing expenses were $65.7 million and $42.2 million, respectively. This represents an increase of 9% from the second quarter of 1998 to the third quarter of 1998, an increase of 52% from the third quarter of 1997 to the third quarter of 1998 and an increase of 55% from the nine months ended September 30, 1997 to the nine months ended September 30, 1998. These increases were primarily due to the addition of direct sales personnel throughout the United States, Europe and Asia, advertising and promotional campaigns in support of the Company's direct sales and system integrator channels and increased commission expenses on higher revenues. As the Company continues to expand its direct sales force, adding personnel and offices worldwide, and to introduce new products and enhancements to its existing products, it expects that sales and marketing expenses will continue to increase in 1998 in absolute dollars.

  As a percentage of revenue, sales and marketing expenses were 26%, 26% and 29% for the quarters ended September 30, 1998, June 30, 1998 and September 30, 1997, respectively. For the nine months ended September 30, 1998 and 1997, sales and marketing expenses as a percentage of revenues were 26% and 29%, respectively. The decrease of sales and marketing expenses as a percent of revenue when comparing the three and nine months ended September 30, 1998 to the same periods in the prior year is due to the percentage increase in expenditures, as discussed above, being lower than the percentage increase in revenue. As the Company continues to add personnel and grow, it expects sales and marketing expenses will continue to increase in 1998 in absolute dollars.

General And Administrative Expenses

  General and administrative expenses were $2.4 million, $2.3 million and $1.8 million for the quarters ended September 30, 1998, June 30, 1998 and September 30, 1997, respectively. For the nine months ended September 30, 1998 and 1997, general and administrative expenses were $7.0 million and $5.0 million, respectively. As a percentage of revenue, general and administrative expenses were 2.7%, 2.7% and 3.3% for the quarters ended September 30, 1998, June 30, 1998 and September 30, 1997, respectively. For the nine months ended September 30, 1998 and 1997, general and administrative expenses as a percentage of revenues were 2.8% and 3.4%, respectively. As the Company continues to add personnel and introduce new products and enhancements to its existing products, it expects that general and administrative expenses will continue to increase in 1998 in absolute dollars.

Interest Income

  Interest income, net, was $1.2 million, $1.4 million and $1.6 million for the quarters ended September 30, 1998, June 30, 1998 and September 30, 1997, respectively. For the nine months ended September 30, 1998 and 1997, interest income was $4.0 million and $5.2 million, respectively. The decrease in interest income from the three and nine months ended September 30, 1997, to the respective periods in 1998, resulted from the Company repurchasing $28.1 and $20.7 million of its Common Stock during the three months ended September 30, 1998, and the six months ended June 30, 1998, respectively. The decrease also resulted from the Company earning more interest on tax-exempt investments which have a lower pre-tax yield but higher after-tax yield than taxable investments.

Provision For Income Taxes

  The Company's quarterly provision for income taxes is based upon the Company's estimate of the effective tax rate for the respective fiscal year. For the three and nine months ended September 30, 1998, the Company recorded an effective tax rate of approximately 34% and 35%, respectively. For the three and nine months ended September 30, 1997, the Company recorded an effective tax rate of approximately 35% and 37%, respectively and a $4 million income tax benefit for the recognition of deferred tax assets. The realization of the deferred tax assets resulted from the reversal of the valuation allowance based on management's assessment that it is more likely than not that the net deferred tax assets will be realized based on carryback potential, existing temporary differences and expectations of future taxable income levels. For the remainder of 1998, the Company expects to record a 34% provision for income taxes, although such percentage may vary depending on several factors, including the international component of the Company's business.

  For the quarters ended September 30, 1998, June 30, 1998 and September 30, 1997 the Company realized an income tax benefit of $1 million, $4 million and $866,000, respectively, for certain stock option transactions. For the nine months ended September 30, 1998 and 1997 the income tax benefit for certain stock option transactions was $6.6 million and $2 million, respectively. This benefit is used to reduce taxable income prior to the utilization of net operating loss carryforwards, and results in a decrease in current income taxes payable and an increase in additional paid-in capital.

Liquidity and Capital Resources

  The Company's principal source of liquidity as of September 30, 1998, consisted of $29.2 million in cash and cash equivalents, $16.2 million in short-term investments and a $6 million bank credit facility. Additionally, the Company has $77.3 million in long-term investments. For the nine months ended September 30, 1998 and 1997, cash provided by operating activities was $37.9 million and $5.6 million, respectively. Accounts receivable and inventories increased from December 31, 1997 to September 30, 1998 due to the increases in revenue. Days sales outstanding at September 30, 1998 and June 30, 1998 was 61 days. Inventory days on hand improved to 54 days at September 30, 1998, from 59 days at June 30, 1998.

  The Company used $5.4 million in cash in its investing activities during the nine month period ended September 30, 1998. Sales of investments provided $9.0 million of cash. Capital expenditures during the nine month period ended September 30, 1998 were $14.5 million. These capital expenditures were for equipment for research and development, equipment to support the increased headcount and information systems hardware and software.

  The Company has entered into a ten year lease for a 129,000 square-foot building near its current headquarters. The Company intends to occupy the new building by the end of the first quarter of 1999. The lease has annual rental payments of approximately one million dollars. The Company will also spend approximately six million dollars for tenant improvements on the new building. The Company is in the process of subleasing a portion of its current headquarters.

  During the nine months ended September 30, 1998, the Company used $39.2 million in cash for financing activities; used $48.8 million repurchase Xylan Common Stock and had proceeds of $9.7 million from the sale of stock under the Company's stock plans. The Company believes that existing cash and investment balances and cash flow expected to be generated from future operations will be sufficient to meet the Company's requirements for at least the next twelve months.

  In January 1998 and September 1998, the Company's Board of Directors authorized the Company to repurchase up to 2,000,000 and 1,000,000 shares of the Company's common stock, respectively, to offset the dilutive effect of new issuances of common stock under the Company's stock option and stock purchase plans. During the three months ended September 30, 1998, the Company repurchased 1,454,500 shares of its common stock for $28,054,000. During the nine months ended September 30, 1998, the Company repurchased 2,240,000 shares of common stock for $48,766,000. Additional repurchases, if any, of the Company's common stock will be funded from the Company's existing cash and investment balances.

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

Year 2000 Issues

  The Company is currently conducting a company-wide Year 2000 readiness program ("Y2K Program"). The Y2K Program is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. Therefore, some computer hardware and software will need to be modified prior to the Year 2000 in order to remain functional. The Company anticipates that Year 2000 compliance will be substantially complete by June 1999.

  The Company's Y2K Program is divided into four major sections --Xylan manufactured equipment and products, internal information ("IT") systems, non-IT systems, and third-party suppliers and customers. The general phases common to all sections are: (1) inventorying Year 2000 items; (2) assessing the Year 2000 compliance of items determined to be material to the company; and (3) repairing or replacing material items that are determined not to be Year 2000 compliant.

  The Company has completed the review of all Xylan manufactured equipment and products for Year 2000 compliance purposes. The Company believes that its products are either Year 2000 compliant or at the election of the customer can be upgraded to be Year 2000 compliant.

  The Company is currently evaluating and addressing Year 2000 issues associated with its internal IT computer systems. Most of the Company's IT computer systems are already Year 2000 compliant. The Company expects to finish the evaluation by the end of 1998. Other internal IT computer systems that have been identified as non-compliant will be upgraded to be Year 2000 compliant by June 1999.

  The Company is currently evaluating and addressing Year 2000 issues associated with its non-IT systems. Most of these systems are already Year 2000 compliant. The Company expects to finish the evaluation by the end of 1998. Those non-IT systems that are not Year 2000 compliant will be repaired or replaced by June 1999.

  The Company is currently assessing the possible effects on the Company's operations of the Year 2000 readiness of its key suppliers and contract manufacturers. See "-Substantial Increase in Manufacturing Operations; Dependence on Contract Manufacturing." The Company expects this assessment will be completed no later than April 1999. The Company's reliance on suppliers and contract manufacturers and, therefore, on the proper functioning of their information systems and software, means that failure to address Year 2000 issues could have a material impact on the Company's operations and financial results. However, the potential impact and related costs are not known at this time.

  Through September 30, 1998, the Company has spent less than $50,000 to implement the Year 2000 compliance program. That amount has been expensed as incurred. The Company estimates that it may spend up to an additional $200,000 for other replacements or upgrades and for communicating with key suppliers and customers. That amount will also be expensed as incurred.

  The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Y2K Program is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material key suppliers and customers. The Company believes that, with the implementation of new business systems and completion of the Y2K Program as scheduled, the possibility of significant interruptions of normal operations should be reduced.

  The Company does not yet have a contingency plan to address the Y2000 problem, but it is expected to create one by June, 1999 if it appears that the Company or its key suppliers and customers will not be Year 2000 compliant and that such non-compliance is expected to have a material adverse impact on the Company's operations.


Factors Affecting Future Results

Certain Risk Factors

  Fluctuations In Operating Results. The Company's revenue and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including (i) the timing and amount of significant orders from the Company's OEM partners and system integrators, (ii) the Company's success in developing, introducing and shipping product enhancements, ASICs and new products, (iii) the Company's ability to support its current and new products,
(iv) the ability to obtain sufficient supplies of sole or limited source components for the Company's products, (v) the ability to attain and maintain production volumes and quality levels for its products (including ASICs), (vi) the mix of distribution channels and products, (vii) new product introductions by the Company's competitors, (viii) pricing actions by the Company or its competitors, (ix) changes in material costs, (x) mix of products manufactured or purchased by IBM and Alcatel, and (xi) general economic conditions. See "Dependence on OEM Partners and System Integrators; IBM and Alcatel; Customer Concentration," "Dependence on Sole and Limited Source Suppliers and Availability of Components," "Substantial Increase in Manufacturing Operations; Dependence on Contract Manufacturing," "Competition," "Rapid Technological Change; New Products and Evolving Markets," "Uncertain Market Acceptance of the Company's Products; Product Concentration" and "Product Complexity." For example, the Company's revenue in the quarter ended September 30, 1997 declined as compared to the immediately preceding quarter primarily due to lower than expected orders from a large OEM customer, material availability for the Company's ATM switch product, and lower than expected shipments of the Company's new Ethernet/Fast Ethernet products.

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

  Competition. The market for network switching products is intensely competitive and subject to frequent product introductions with improved price/performance characteristics, significant price reductions, rapid technological change and continued emergence of new industry standards. Many networking companies, including Bay Networks, Inc., Cabletron Systems, Inc., Cisco Systems, Inc., FORE Systems, Inc., Nortel and 3Com Corporation, have introduced, or have announced their intention to develop, network switching products that are or will be competitive with the Company's products. In addition, many of the Company's large competitors offer customers a broader product line which provides a more comprehensive networking solution than the Company currently offers. Recent consolidations in the industry have resulted in competitors that may have broader product lines, greater access to capital or greater research and development resources which could adversely affect the ability of the Company to compete. Xylan expects that other companies will also enter markets in which the Company competes. In addition to competition from providers of network switching products, the Company expects to face competition from other vendors in the networking market who may incorporate switching functionality into their products or provide alternative network solutions. Furthermore, the Company's OEM partners may in the future develop competitive products and may then decide to terminate their relationships with the Company. In addition, certain of the Company's OEMs may sell competitive products using the Company's technology. Many of the Company's current and potential competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed customer base, than the Company. As a result, these competitors may be able to devote greater resources to the development, promotion, sale and support of their products than the Company. In addition, competitors with a larger installed customer base may have a competitive advantage over the Company when selling similar products or alternative networking solutions to such customers. Increased competition could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against either current or potential competitors in the future. See "Dependence on Proprietary Technology, Intellectual Property Litigation."

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

  In the field of campus network switching products, IBM and Xylan are offering the other company's campus switch products for resale. For the quarter ended September 30, 1998, sales to IBM comprised 17% of the Company's revenue. There is no assurance that IBM will continue to purchase the Company's products. In addition, the Company has limited information as to the sell-through of its products by IBM. There is no assurance that even if IBM does purchase such products, that IBM will sell such products to its customers. Both companies have the right to manufacture and sell certain of each other's campus switching products in exchange for a royalty. As of September 30, 1998, neither company has earned any royalties. However, sales by IBM of IBM manufactured or other campus switch products could have a material adverse effect on the Company's product revenues. In addition, the parties have formed a joint development organization to develop new products using certain of the other company's LAN technology. Any reduction or delay in sales of the Company's products by IBM could have a material adverse effect on the Company's business, financial condition and results of operations.

  Although there is a large number of end-users of Xylan's products, the Company's customer base is highly concentrated and a relatively small number of customers have accounted for a significant portion of the Company's revenue to date. The Company's OEM partners account, and are expected to continue to account, for a substantial portion of the Company's net revenue. As a percentage of revenue, aggregate sales to OEM partners accounted for 32% for the quarter ended September 30, 1998, and 30% for the quarter ended September 30, 1997. Each of the Company's OEM partners can cease (or reduce purchases for reasons such as inventory levels) marketing the Company's products with limited notice to Xylan and with little or no penalty. In addition, the Company's agreements with its OEM partners do not require minimum purchases. Certain of these agreements provide manufacturing rights and access to source code upon the occurrence of specified conditions or defaults. Certain of the Company's OEM agreements provide for limited exclusivity. Certain of the Company's OEM partners have developed and may continue to develop competitive products and, if they do so, they may decide to terminate their relationship with the Company.

  In addition, many of the Company's resellers offer competitive products manufactured either by third parties or by themselves. Furthermore, certain of the Company's OEM partners and system integrators offer alternative networking solutions, designed by themselves or third parties, or have pre-existing relationships with current or potential competitors of the Company. There can be no assurance that the Company's OEM partners and system integrators will give a high priority to the marketing of the Company's products as compared to competitive products or alternative networking solutions or that Xylan's OEM partners and system integrators will continue to offer the Company's products. For example, in July 1997, IBM announced that it had also formed an alliance with 3Com, a competitor of the Company and in October 1998, Alcatel agreed to buy Packet Engines Inc., a competitor of the Company. In addition, Xylan's OEM partners and system integrators could sell competitive products to the Company's existing customers, which could have a material adverse effect on the Company's business, operating results and financial condition. Any reduction or delay in sales of the Company's products by its OEM partners and system integrators could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will retain its current OEM partners or system integrators or that it will be able to recruit additional or replacement OEM partners or system integrators. The loss of one or more of the Company's OEM partners or system integrators could have a material adverse effect on the Company's business, operating results and financial condition. The Company generally realizes a higher gross margin on non-OEM sales than on sales through its OEM partners. Accordingly, if the Company's OEM partners were to account for an increased portion of the Company's revenue, its gross margin would decline.

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

  Xylan's operational strategy relies on outsourcing of manufacturing. The Company currently subcontracts component procurement and printed circuit board assembly to two companies. The Company also subcontracts assembly of chassis to a number of companies, each of which specializes in the particular services provided. In connection with its operational strategy, the Company is seeking to secure additional sources of supply, including additional contract manufacturers. The Company has experienced in the past, and may in the future experience, problems with its contract manufacturers, such as inferior quality, insufficient quantities and late delivery of product. While such problems have not resulted in any material liabilities from the Company to its customers or end-users to date, there can be no assurance that such problems will not generate material liabilities for the Company or adversely impact the Company's relations with its customers and end-users in the future. During 1996, the Company agreed to loan up to $10 million to one of its contract manufacturers that performs circuit board assembly. The loan, which assists the contract manufacturer to meet the Company's increasing production requirements, is non-interest bearing, does not have a defined due date and is secured by raw materials and electronic components purchased by the contract manufacturer. At September 30, 1998, the note had an outstanding balance of $7.5 million. Also, the Company has guaranteed up to $5.0 million of such contract manufacturer's debt for certain raw material and electronic component purchases. Any additional loans or guaranties to contract manufacturer, or defaults or financial insolvency of such contract manufacturer, could have an adverse effect upon the Company's business, operating results and financial condition. In addition, the Company may in the future experience pricing pressure from its contract manufacturers. There can be no assurance that the Company will effectively manage its contract manufacturers or that these manufacturers will meet the Company's future requirements for timely delivery of products of sufficient quality and quantity. The Company intends to introduce a number of new products and product enhancements in 1998 and 1999, which will require that the Company rapidly achieve volume production by coordinating its efforts with those of its suppliers and contract manufacturers. Certain of the Company's products in development will require contract manufacturers to adopt or develop advanced manufacturing techniques, which could inhibit volume manufacturing of those products. The inability of Xylan's contract manufacturers to provide it with adequate supplies of high-quality products on-time or the loss of any of the Company's contract manufacturers could cause a delay in Xylan's ability to fulfill orders while the Company identifies a replacement manufacturer and could have a material adverse effect upon the Company's business, operating results and financial condition.

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

  Uncertain Market Acceptance of the Company's Products; Product Concentration. The Company currently derives substantially all of its revenue from its OmniSwitch and OmniStack products. The Company introduced its OmniStack series of products in March of 1998. The Company expects that revenue from these products will account for a substantial portion of the Company's revenue through 1999. Broad market acceptance of these products is, therefore, critical to the Company's future success. Factors that may affect the market acceptance of the Company's products include market acceptance of network switching products, the availability and price of competing products and technologies and the success of the sales and support efforts of the Company and its OEM partners and system integrators. Moreover, the Company's operating history in the network switching market and its resources are limited relative to those of certain of its current and potential competitors. The Company's future performance will also depend in part on the successful development, introduction and market acceptance of new and enhanced products. Failure of the Company's products to achieve market acceptance would have a material adverse effect on the Company's business, operating results and financial condition.

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

  Uncertain Future Profitability. In fiscal 1998 and 1999, the Company intends to continue to increase significantly its investments in research and development, sales and marketing and related infrastructure. Any such increases will be highly dependent on factors including the continued growth of the Company's revenue and the rate thereof, success in hiring the appropriate personnel and market acceptance of the Company's products. Due to the anticipated increases in the Company's operating expenses, the Company's operating results will be adversely affected if revenue does not increase. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in rapidly evolving markets. To address these risks, the Company must, among other things, successfully increase the scope of its operations, respond to competitive developments, continue to attract, retain and motivate qualified personnel and continue to commercialize products incorporating advanced technologies. There can be no assurance that the Company will be successful in addressing such risks.

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

  Since patent applications in the United States are not publicly disclosed until the patent issues, applications may have been filed which, if issued as patents, would relate to the Company's products. In addition, the Company has not conducted a comprehensive patent search relating to the technology used in its products. The Company is subject to the risk of claims and litigation alleging infringement of the intellectual property rights of others. These claims may be asserted against the Company directly in a lawsuit naming the Company as a defendant, or may be asserted against the Company indirectly in a lawsuit naming as a defendant one or more customers or resellers of the Company which the Company is contractually obligated to indemnify in the event of a lawsuit alleging that products purchased from the Company infringe third party intellectual property rights. The communications industry is characterized by vigorous protection and pursuit of intellectual property rights. The Company has, from time to time, received claims from third parties alleging infringement of such third parties' intellectual property rights. The Company currently believes that none of the current claims against the Company would result in a material liability. Although such claims have not resulted in material litigation to date, any litigation or other resolution of such claims could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  International Operations. Sales to customers outside of North America accounted for approximately 46% and 54% of the Company's revenue for the quarters ended September 30, 1998 and September 30, 1997, respectively. The Company's international sales are conducted primarily through its OEM partners and independent territory-specific system integrators. Failure of the Company's OEM partners and system integrators to effectively market the Company's products internationally or the loss of any of these resellers could have a material adverse effect on the Company's business, operating results and financial condition. The Company's international business is subject to risks customarily encountered in foreign operations, including changes in a specific country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, the overlap of different tax structures, unexpected changes in regulatory requirements and natural disasters. For example, due to the recent financial turmoil in Asia, the Company's revenues from Asia declined from 25% of total revenues in the third quarter of 1997 to 13% in the third quarter of fiscal 1998. The Company's international sales currently are U.S. dollar- denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in international markets. The Company's operating results could also be adversely affected by seasonality of international sales. These international factors could have a material adverse effect on future sales of the Company's products to international end-users and, consequently, the Company's business, operating results and financial condition.

  Year 2000. The dates on which the Company believes the Year 2000 Readiness Program ("Y2K Program") will be completed are based on Management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Y2K Program.
Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third-parties and suppliers and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of global businesses, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business, or expose it to third-party liability.

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

  In October 1996, Steve Kim and Yuri Pikover, executive officers and members of the Board of Directors of the Company, entered into a program of periodic sales of shares of their Xylan Common Stock through a blind trust for the purpose of diversifying their personal holdings. At the beginning of each calendar quarter, Steve Kim and Yuri Pikover will deliver 125,000 and 55,000 shares, respectively, to their blind trust for sale within the quarter, provided, however, the amount of shares to be delivered by Mr. Kim was reduced to 80,000 shares commencing with the second quarter of 1998. Furthermore, the trust for Steve Kim's children will sell 25,000 shares and Yuri Pikover's trusts will sell 20,000 shares within each quarter. In addition, certain of the venture capital partnerships that invested in the Company have distributed their holdings to their general and limited partners, who in turn have begun to resell such shares on the open market. Any such sales by insiders or distributions by large investors may also have an adverse effect on the market price of the Company's Common Stock. In addition, recent changes in the rules regarding resales of restricted securities pursuant to Rule 144 of the Securities Act of 1933, as amended, may result in a greater number of shares of the Company's Stock becoming available for resale sooner than anticipated, and could have an adverse effect on the market price of the Company's Stock.



                         PART II  --  OTHER INFORMATION


ITEM 1. Legal Proceedings

    None.

ITEM 2. Changes in Securities and Use of Proceeds

    None.


ITEM 3. Defaults Upon Senior Securities

    None.


ITEM 4. Submission Of Matters To A Vote Of Security Holders

    None


ITEM 5. Other Information


    The Securities and Exchange Commission has recently amended Rule 14a-4(c)(1) promulgated under the Securities and Exchange Act of 1934. As amended, Rule 14a-4(c)(1) provides that if a proponent fails to notify the Company of a proposal at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then management would be allowed to use its discretionary voting authority without any discussion of the matter in the proxy statement, when the proposal is raised at the Annual Meeting. The proxy statement for the Company's 1998 Annual Meeting of Shareholders was mailed to shareholders on April 10, 1998. Accordingly, if a proponent does not notify the Company on or before February 24, 1999 of a proposal for the 1999 Annual Meeting of Shareholders, management may use its discretionary voting authority to vote on such proposal, even if the matter is not discussed in the proxy statement for the 1999 Annual Meeting of Shareholders.

    In September 1998 and July 1997, the Board of Directors approved the repricing of approximately 8.5 million and 4.1 million employee stock options granted with an exercise price excess of $10.50 and $15.81, respectively.


ITEM 6. Exhibits And Reports On Form 8-K


     (a)            Exhibits

3.1  Amended and Restated Articles of Incorporation of Registrant.(1)
3.2  Amended and Restated Bylaws of Registrant.(6)
4.1  Form of Common Stock Certificate.(1)
4.2 Preferred Shares Rights agreement dated as of April 17, 1997 between the Registrant and the First National Bank of Boston, including Certificate of Determination of Rights, Preferences and Privileges of Series A Participating Preferred Stock, the Form of Rights Certificate and Summary of rights attached thereto as Exhibits A, B and C, respectively.(2)
10.1 Form of Indemnification Agreement.(1)
10.2 1993 Stock Incentive Plan.(1)
10.3 Form of 1996 Employee Stock Purchase Plan and related agreements.(1)
10.4 Form of 1996 Directors' Option Plan and related agreements.(1)
10.5 Form of amended 1996 Stock Plan.(4)
10.6 Fourth Restated Registration Rights Agreement among the Registrant and certain securityholders of the Registrant, dated as of December 11, 1995.(1)
10.7 Lease Agreement between the Registrant and Malibu Canyon Office Partners, L.P. dated as of April 14, 1994, as amended November 3, 1994, January 2, 1995, and April 25, 1995.(1)
10.8 Security and Loan Agreement dated September 1, 1995 between the Registrant and Imperial Bank.(1)

10.9 Master Lease Agreement dated as of May 31, 1994, as amended between the Registrant and Dominion Ventures, Inc.(1)
10.10 Master Lease Agreement dated as of June 9, 1995 between the Registrant and Copelco Capital, Inc.(1)
10.11 Value-Added Product Sales Agreement dated as of July 1, 1995 between the Registrant and Hamilton Hallmark, a division of Avnet, Inc.(1)
10.12  401(k) Plan.(1)
10.13 Series C Preferred Stock Agreement dated as of March 13, 1995 between the Registrant and Alcatel Data Networks S.A.(1)
10.14 International Distributor Agreement between the Registrant and Alcatel N.V., dated as of March 13, 1995.(1)
10.15 Product and Technology Agreement between the Registrant and Alcatel N.V. dated as of March 13, 1995.(1)
10.16 Original Equipment Manufacturer Agreement dated as of June 14, 1995 between the Registrant and Hitachi Computer Products (America), Inc.(1)
10.17 Original Equipment Manufacturer Agreement dated as of April 12, 1995 between the Registrant and Digital Equipment Corporation.(1)
10.18 Manufacturing and Purchase Agreement dated as of March 28, 1996 between the Registrant and Victron, Inc.(1)
10.19 Amendment to Manufacturing and Purchase Agreement between Xylan and Victron, Inc. dated as of December 30, 1996.(3)
10.20  Dale Bartos Employment Agreement dated as of January 4, 1997.(3)
10.21  Form of 1998 Employee Stock Option Plan and related Agreements.(4)
10.22  Form of Change of Control Agreement.(4)
10.23 Industrial Real Estate Lease between Cypress Land Company and Registrant dated as of June 1, 1998.(5)
27.1   Financial Data Schedule (Current) 3 and 9 months ended September 30,
       1998.(6)

_________

(1) Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), "Exhibits", of the Registrant's Registration Statement on Form S-1 and Amendments thereto (File No. 333-03623), which became effective on May 29, 1996.
(2) Incorporated by reference to Exhibit 1 of the Registrant's Registration Statement on Form 8-A filed with the Commission on August 24, 1997.
(3) Incorporated by reference to identically numbered exhibits filed in the Company's Annual Report on Form 10-K filed on March 31, 1997.
(4) Incorporated by reference to identically numbered exhibits filed in the Company's Annual Report on Form 10-K filed on March 31, 1998.
(5) Incorporated by reference to identically numbered exhibits filed in the Company's Form 10-Q filed on August 12, 1998.
(6)   Filed herewith.

(b)   Reports on Form 8-K

          None.

                                   SIGNATURE


  Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 XYLAN CORPORATION




                                 By:  /s/ Dale J. Bartos
                                      ----------------------
Date:  November 13, 1998              Dale J. Bartos
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)




                                 By:  /s/ Thomas S. Burns
                                      ----------------------
                                      Thomas S. Burns
                                      Vice President of Finance
                                      (Chief Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit        Description
-------        -----------

3.1    Amended and Restated Articles of Incorporation of Registrant.(1)
3.2    Amended and Restated Bylaws of Registrant.(6)
4.1    Form of Common Stock Certificate.(1)
4.2 Preferred Shares Rights agreement dated as of April 17, 1997 between the Registrant and the First National Bank of Boston, including Certificate of Determination of Rights, Preferences and Privileges of Series A Participating Preferred Stock, the Form of Rights Certificate and Summary of rights attached thereto as Exhibits A, B and C, respectively.(2)
10.1   Form of Indemnification Agreement.(1)
10.2   1993 Stock Incentive Plan.(1)
10.3   Form of 1996 Employee Stock Purchase Plan and related agreements.(1)
10.4   Form of 1996 Directors' Option Plan and related agreements.(1)
10.5   Form of amended 1996 Stock Plan.(4)
10.6 Fourth Restated Registration Rights Agreement among the Registrant and certain securityholders of the Registrant, dated as of December 11, 1995.(1)
10.7 Lease Agreement between the Registrant and Malibu Canyon Office Partners, L.P. dated as of April 14, 1994, as amended November 3, 1994, January 2, 1995, and April 25, 1995.(1)
10.8 Security and Loan Agreement dated September 1, 1995 between the Registrant and Imperial Bank.(1)
10.9 Master Lease Agreement dated as of May 31, 1994, as amended between the Registrant and Dominion Ventures, Inc.(1)
10.10 Master Lease Agreement dated as of June 9, 1995 between the Registrant and Copelco Capital, Inc.(1)
10.11 Value-Added Product Sales Agreement dated as of July 1, 1995 between the Registrant and Hamilton Hallmark, a division of Avnet, Inc.(1)
10.12  401(k) Plan.(1)
10.13 Series C Preferred Stock Agreement dated as of March 13, 1995 between the Registrant and Alcatel Data Networks S.A.(1)
10.14 International Distributor Agreement between the Registrant and Alcatel N.V., dated as of March 13, 1995.(1)
10.15 Product and Technology Agreement between the Registrant and Alcatel N.V. dated as of March 13, 1995.(1)
10.16 Original Equipment Manufacturer Agreement dated as of June 14, 1995 between the Registrant and Hitachi Computer Products (America), Inc.(1)
10.17 Original Equipment Manufacturer Agreement dated as of April 12, 1995 between the Registrant and Digital Equipment Corporation.(1)
10.18 Manufacturing and Purchase Agreement dated as of March 28, 1996 between the Registrant and Victron, Inc.(1)
10.19 Amendment to Manufacturing and Purchase Agreement between Xylan and Victron, Inc. dated as of December 30, 1996.(3)
10.20  Dale Bartos Employment Agreement dated as of January 4, 1997.(3)
10.21  Form of 1998 Employee Stock Option Plan and related Agreements.(4)

10.22  Form of Change of Control Agreement.(4)
10.23 Industrial Real Estate Lease between Cypress Land Company and Registrant dated as of June 1, 1998.(5)

27.1   Financial Data Schedule (Current) 3 and 9 months ended September 30,
       1998.(6)

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

(5) Incorporated by reference to identically numbered exhibits filed in the Company's Form 10-Q filed on August 12, 1998.

(6)  Filed herewith.