Form 10-K
period 1998-12-31
XYLAN CORP
filed 1999-03-31
CIK 914698

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1998

                         Commission file number: 0-27764

                                XYLAN CORPORATION
    (Exact name of Registrant as specified in its Articles of Incorporation)

     CALIFORNIA                                     95-4433911
(State of Incorporation)                 I.R.S. Employer Identification No)

                   26801 WEST AGOURA ROAD, CALABASAS, CA 91301
                    (Address of principal executive offices)

                                 (818) 880-3500
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.001 PAR VALUE

                         PREFERRED STOCK PURCHASE RIGHTS

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $588,584,194 as of February 23, 1999, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     There were 42,486,382 shares of Registrant's Common Stock issued and outstanding as of February 23, 1999.


                         ITEMS OMITTED FROM THIS REPORT

     Certain information called for by items 5, 6, 7, 7A, 8 and 14 to this Annual Report on Form 10-K cannot be obtained on a timely basis by the Registrant without unreasonable effort or expense and is the subject of a Form 12b-25 filing made by the Registrant.

                                XYLAN CORPORATION

                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

PART I

ITEM 1.      BUSINESS..................................................    3

ITEM 2.      PROPERTIES................................................   10

ITEM 3.      LEGAL PROCEEDINGS.........................................   10

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......   11

PART II



ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.......................   12

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........   12

ITEM 11.     EXECUTIVE COMPENSATION....................................   14

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT.....................................   16

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............   18


                             INTRODUCTORY STATEMENT

         Except for the historical information contained in this Annual Report on Form 10-K, the matters discussed herein may include forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Xylan Corporation ("Xylan" or the "Company") assumes no obligation to update any forward-looking statements contained herein.

         Xylan was incorporated in California in July 1993. The Company's executive offices are located at 26801 West Agoura Road, Calabasas, California 91301, and its telephone number at that location is (818) 880-3500.

         References made in this Annual Report on Form 10-K to "Xylan Corporation" or the "Company" refer to Xylan Corporation and its subsidiaries. The following Xylan Corporation trademarks are mentioned in this Annual Report:
Xylan(R), PizzaSwitch(R), OmniSwitch(R), and OmniStack(R) are registered trademarks of the Company, and AutoTracker(TM), X-Vision(TM), OmniSwitch/Router(TM), OmniS/R(TM), and X-Cell(TM) are trademarks of the Company.


                                     PART I


ITEM 1.      BUSINESS

OVERVIEW

         Xylan is a leading provider of high-bandwidth switching systems that enhance the performance of existing local area networks ("LAN") and facilitate migration to next-generation networking technologies such as Asynchronous Transfer Mode ("ATM"). Current hub and router- based networks are facing performance degradation due to the continued growth in the size of networks, increasing demands of high-performance personal computers and workstations, and emergence of graphical applications, such as Intranet/Java applications, document image processing, desktop video, medical imaging, modeling and simulation, and the World Wide Web. To address these issues, a new generation of switched technologies has emerged, including LAN switching, ATM switching, and layer-three switching.

         Xylan offers the OmniSwitch, OmniStack, OmniSwitch/Router and PizzaSwitch product families, which support all popular LAN types with "any-to-any" MAC-layer translation, and allow the use of LAN switches in place of shared-media hubs. The Company's switches are based on a distributed, modular, multiprocessor architecture that currently combines LAN switching, virtual LANs, ATM switching, wide area access, security, and layer-three switching in a single product, and which allows switching performance to increase in linear proportion to the number of ports. The Company has developed and continues to develop custom chips (ASICs, or application-specific integrated circuits) providing important feature differentiation for integration into its product line.

         Xylan has strategic OEM partnerships with leading communications and networking companies, including Alcatel and IBM, that have significant customer relationships already in place. Xylan pursues direct sales to organizations in North America with large networking requirements and employs network integrators to target customers worldwide. The Company's products have been deployed by a broad range of organizations, ranging from companies in the telecommunications, manufacturing, medical, computer services, media and finance/insurance industries to educational institutions and the federal government.

MERGER

         Xylan and Alcatel, a French corporation ("Alcatel"), and Zeus Acquisition Corp., a California corporation and a wholly owned subsidiary of Alcatel ("Sub"), entered into an Agreement and Plan of Merger dated as of March 1, 1999 (the "Merger Agreement"), pursuant to which and subject to the conditions thereof, Xylan will become a wholly owned subsidiary of Alcatel through the merger of Sub with and into Xylan (the "Merger").

         The acquisition of Xylan by Alcatel will be made by a cash tender offer for all outstanding shares. The tender offer commenced on March 8, 1999 and is scheduled to expire 20 business days thereafter. Completion of the acquisition is subject to 90% of the shares being tendered, the expiration or termination of applicable waiting periods under applicable antitrust laws, and other customary conditions. All shares not purchased in the tender offer will be acquired by merger for cash at the same price per share. The transaction is expected to be completed in April 1999. The Boards of Directors of both companies have unanimously approved the acquisition, and the Xylan Board of Directors has recommended that Xylan's shareholders accept Alcatel's offer.

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

PRODUCTS AND TECHNOLOGY

         Xylan offers a family of products that are designed to serve as a complete switching system for a building or campus. The Company's OmniSwitch, OmniStack, OmniS/R, and PizzaSwitch products provide flexible high-end LAN switching, virtual LANs, high-speed routing, ATM switching, layer-three switching, wide-area access and comprehensive network management capabilities. The Company's X-Vision software provides a graphical network management capability designed to be compatible with the user's network environment.

    OmniSwitch

         The OmniSwitch is a modular, chassis-based switch that provides high performance LAN switching, routing, layer-three switching, and ATM switching. The OmniSwitch supports a variety of LAN types, interconnecting Ethernet, Fast Ethernet, Gigabit Ethernet, token ring, FDDI, frame relay, and ATM with any-to-any MAC-layer protocol translation. The Company offers the OmniSwitch in three-slot, five-slot, and nine-slot enclosures, which can be configured with a mix of switching modules to meet a customer's specific needs. All three enclosures use the same hardware and software and offer redundant, load-sharing power supplies with separate AC or DC inputs. The OmniSwitch is designed to be located either in the customer's wiring closet or in the computer room. The list price for a fully configured OmniSwitch typically ranges from $10,000 to $100,000, depending on the configuration necessary to meet the needs of a specific customer. A network could use one OmniSwitch or could use hundreds, depending on network size and the extent to which switching is deployed.

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

    Omni Switch/Router

         The Omni Switch/Router, or OmniS/R, is a modular, chassis-based switch that provides high performance LAN switching, routing, layer-three switching, and ATM uplinks. The OmniS/R supports a variety of LAN types, interconnecting Ethernet, Fast Ethernet, Gigabit Ethernet, token ring, FDDI, frame relay, and ATM with any-to-any MAC-layer protocol translation. The Company offers the OmniS/R in five-slot and nine-slot enclosures, which can be configured with a mix of switching modules to meet a customer's specific needs. Both enclosures use the same hardware and software and offer redundant, load-sharing power supplies with separate AC or DC inputs. The OmniS/R is designed to be located either in the customer's wiring closet or in the computer room. The list price for a fully configured OmniS/R typically ranges from $10,000 to $100,000, depending on the configuration necessary to meet the needs of a specific customer. A network could use one OmniS/R or could use hundreds, depending on network size and the extent to which switching is deployed.

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

         The Company's research and development expenditures totaled $41.3 million, $25.9 million and $15.8 million for the years ended December 31, 1998, 1997, and 1996, respectively. At December 31, 1998, the Company employed 292 employees in research and product development. The Company performs its research and product development activities at its headquarters and in offices located in Irvine, CA; San Diego, CA; San Jose, CA; Acton, MA; Raleigh, NC; Minneapolis, MN; and Salt Lake City, UT. The Company is seeking to hire additional skilled development engineers. The Company's business, operating results and financial condition could be adversely affected if it encounters delays in hiring required engineers.

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

     OEM Partners

         The Company has established OEM partnerships with leading communications and networking companies, including Alcatel and IBM. For the year ended December 31, 1998, IBM and Alcatel accounted for approximately 19% and 16% of revenue, respectively. Each of the Company's OEM partners resells the Company's products under its own name. Certain of them have also agreed to supply Xylan with technology to be incorporated into the OmniSwitch. Each of Xylan's OEM partners is a major system integrator, as well as a manufacturer. The Company believes that its OEM partnerships enhance its ability to sell to large organizations because these resellers have long-term supplier relationships with these potential customers, and because certain end user organizations prefer to do business with very large suppliers. Since OEM partners provide support to their customers, Xylan is also able to focus its support efforts on its direct customers, and on training and high-level backup support to OEM partners and system integrators.

     System Integrators

         The Company also currently sells its products through more than 200 system integrators worldwide. The Company's system integrators supplement the direct and OEM channels. System integrators generally are responsible for system installation, technical support, and follow-on services to customers in their respective territories. No individual network integrator accounted for more than 10% of the Company's revenue in 1998.

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

     Xylan's International Sales Organization

         The Company has designed its products and established its marketing and sales channels to address the global market opportunities for switching products. The Company's international sales are conducted primarily through its OEM partners, worldwide network integrators and territory-specific network integrators. The Company believes that there is a strong international market for its products. Sales to customers outside of North America accounted for approximately 50% of the Company's revenue for the year ended December 31, 1998, with approximately 15%, 22% and 3% of 1998 revenue being attributable to sales to customers in Asia-Pacific, Europe and Latin America, respectively. However, these percentages may understate sales of the Company's products to international end users because certain of the Company's U.S.-based OEM partners market the Company's products abroad. The Company's international sales organization provides support to OEM partners and system integrators and promotes the features and capabilities of the Company's products.

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

         The Company offers maintenance programs in North America that provide seven days a week and 24 hours a day technical phone support; software updates; and on-site hardware replacement through a network of service delivery partners. Xylan employs systems engineers who work closely with the Company's OEM partners, system integrators, and sales personnel to assist end users with pre-and post-sales support. These systems engineers provide input to the product development process based on their experiences in the field.

         Xylan typically provides its system integrators with a one-year hardware warranty and a three-month software warranty, commencing on product shipment. Warranty terms for OEM partners are negotiated individually.

MANUFACTURING

         Xylan's manufacturing operations consist primarily of material planning and procurement, final assembly, software loading, test and quality assurance. Xylan's operational strategy relies on outsourcing of manufacturing to reduce fixed costs and to provide flexibility in meeting market demand. The Company currently subcontracts component procurement and kitting and printed circuit board assembly to three companies that specialize in these services. The printed circuit board-based modules produced by its contract manufacturers are inserted into product enclosures in combination with Xylan's software to meet the needs of individual customers.

         In connection with its outsourcing strategy, the Company is seeking to secure additional sources of supply, including additional contract manufacturers. The Company has experienced in the past, and may in the future experience, problems with its contract manufacturers, such as quality, quantity and on-time delivery. In addition, the Company may in the future experience pricing pressures from its contract manufacturers. To date, the Company has had only limited experience with the use of contract manufacturers. There can be no assurance that the Company will effectively manage its contract manufacturers or that these contract manufacturers will meet the Company's future requirements for timely delivery of products of sufficient quality and quantity. The Company intends to introduce a number of new products and product enhancements in 1999, which will require that the Company rapidly achieve volume production by coordinating its efforts with those of its suppliers and contract manufacturers. Certain of the Company's products in development will require contract manufacturers to adopt or develop advanced manufacturing techniques, which could inhibit volume manufacturing of those products. The inability of Xylan's contract manufacturers to provide it with adequate supplies of high-quality products or the loss of any of the Company's contract manufacturers could cause a delay in Xylan's ability to fulfill orders while the Company identifies a replacement manufacturer and could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company uses a rolling six-month forecast based on anticipated product orders to determine its general materials and component requirements. Lead times for materials and components ordered by the Company vary significantly, and depend on factors such as the specific supplier, contract terms, and demand for a component at a given time. Currently, the Company acquires materials and completes certain standard subassemblies based on the Company's forecast. Upon receipt of firm orders from customers, the Company assembles fully-configured systems and subjects them to a number of tests before shipment. If orders do not match forecasts, the Company may have excess or inadequate inventory of certain materials and components. The Company continues to implement new and enhanced financial and management information systems and controls and to train its personnel to operate such systems. Any difficulty in the operation of such new and enhanced systems and controls or the training of personnel, or any disruptions in the transition to such new and enhanced systems and controls, could adversely affect the Company's ability to accurately forecast sales demand and calibrate manufacturing to such demand, to calibrate purchasing levels and to accurately record and control inventory levels, and to record and report financial and management information on a timely and accurate basis.

         Although the Company generally uses standard parts and components for its products, many key components used in the manufacture of the Company's products are currently purchased only from single or limited sources. At present, single-sourced components include ASIC's, certain processors, programmable integrated circuits, selected other integrated circuits, cables, and custom-tooled sheet metal; and limited-sourced components include flash memories, DRAMs and printed circuit boards. The Company generally does not have long-term agreements with any of these single or limited sources of supply. The Company is in the process of incorporating additional ASICs in many of its products. Each of these ASICs is initially being manufactured only by a single source, particularly LSI Logic Corporation and, accordingly, the risks of relying on sole sources is expected to increase. Any interruption in the supply of any of these components, or the inability of the Company to procure these components from alternate sources at acceptable prices and within a reasonable time, could have a material adverse effect upon the Company's business, operating results, and financial condition. Qualifying additional suppliers is time-consuming and expensive, and the likelihood of errors is greater with new suppliers. From time to time, the Company has experienced shortages and allocations of certain components and has experienced delays in fulfilling orders while waiting to receive the necessary components. Given current worldwide demand for integrated circuits and certain other components used by the Company, such shortages and allocations are likely to occur again in the future and could have a material adverse effect on the Company's business, operating results, and financial condition.

COMPETITION

         The market for network switching products is intensely competitive and subject to frequent product introductions with improved price/performance characteristics, rapid technological change and continued emergence of new industry standards. Many networking companies, including Cabletron Systems, Inc., Cisco Systems, Inc., FORE Systems, Inc. and 3Com Corporation have introduced, or have announced their intention to develop, network switching products that are or will be competitive with the Company's products. In addition, many of the Company's large competitors offer customers a broader product line which provides a more comprehensive networking solution than the Company currently offers. Recent consolidations in the industry have resulted in competitors that may have broader product lines, greater access to capital, or greater research and development resources which could adversely affect the ability of the Company to compete. Xylan expects that other companies will also enter markets in which the Company competes. In addition to competition from providers of network switching products, the Company expects to face competition from other vendors in the networking market who may incorporate switching functionality into their products or provide alternative network solutions. Furthermore, the Company's OEM partners may in the future develop competitive products and may then decide to terminate their relationships with the Company. Many of the Company's current and potential competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed customer base, than the Company. As a result, these competitors may be able to devote greater resources to the development, promotion, sale and support of their products than the Company. In addition, competitors with a larger installed customer base may have a competitive advantage over the Company when selling similar products or alternative networking solutions to such customers. Increased competition could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against either current or potential competitors in the future.

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

EMPLOYEES

         As of December 31, 1998, the Company employed 1,044 persons, including 292 in research and product development, 525 in sales and marketing, 163 in operations and 64 in finance and administration. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its relationship with its employees is good.

         Competition for qualified personnel in the computer networking and communications industry is intense. There can be no assurance that the Company will be successful in retaining its key employees or that it can attract the additional skilled personnel required for the Company's future growth. In addition, companies in the networking industry whose employees accept positions with competitive companies frequently claim that their competitors have engaged in unfair hiring practices. Xylan has, from time to time, received such claims from other companies and although claims to date have not resulted in material litigation other than one action brought four years ago and subsequently settled, there can be no assurance that the Company will not receive additional claims in the future as it seeks to hire qualified personnel or that such claims will not result in material litigation involving the Company. The Company could incur substantial costs in defending itself against any such claims, regardless of the merits of such claims.

ITEM 2.      PROPERTIES

         During 1998, the Company entered into a ten (10) year lease agreement for a 129,000 square foot facility located in Calabasas, California. The facility was completed in January 1999 and the Company has relocated its corporate headquarters. The Company leases a total of approximately 224,000 square feet of office, development and manufacturing space (including the above described facility), all in Calabasas. The Company is currently in the process of subleasing some portion of the space. The Company also has approximately 100 sales and support offices worldwide. The Company believes that the current space is sufficient to meet its requirements for 1999.

ITEM 3.      LEGAL PROCEEDINGS

         On March 2, 1999, an action entitled Daniel W. Krasner v. Xylan Corporation et. al. was filed, on March 5, 1999, an action entitled Jay Gentile
v. Xylan Corporation et. al. was filed, and on March 9, 1999, an action entitled Marilyn Mandel v. Xylan Corporation et. al. was filed, each in the Superior Court of the State of California for the County of Los Angeles, in which the respective plaintiffs named as defendants the Company, the directors of the Company and Alcatel. The complaints purport to assert claims on behalf of all public shareholders of the Company. The complaints allege that Alcatel and the members of the Company's Board of Directors have breached their fiduciary duties to the Company and that Alcatel used its relationship with the Company and the Company's Board of Directors to force the Company's Board of Directors to accept an inadequate proposal.

         The complaints seek class certification and other equitable and monetary relief, including enjoining the tender offer and the merger with Alcatel, or awarding damages. The Company believes that the allegations are without merit and intends to vigorously contest these actions. There can be no assurance that the defendants will be successful.

         The Company may in the future be a party to litigation arising in the course of its business. There can be no assurance that the Company's insurance coverage will be adequate to cover all liabilities arising out of any such claims or that any claim will be covered by the Company's insurance.

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

         Xylan has, from time to time, received claims, directly or indirectly, from third parties alleging infringement of such third parties' intellectual property rights. Lucent Technologies, Inc. ("Lucent") has notified Xylan of the existence of certain data networking patents that it holds and that Xylan's activities may infringe such patents. Lucent has proposed that Xylan accept a royalty-based license under such patents. Although Lucent's claim has not resulted in litigation to date, there can be no assurance that this claim will not generate material litigation or that any material litigation would be resolved favorably to Xylan. The Company believes that no other current claim against the Company would result in material liability if successful, although there can be no assurance to that effect.

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

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

        Information responsive to this Item cannot be obtained on a timely basis by the Registrant without unreasonable effort or expense and is the subject of a Form 12b-25 filing made by the Registrant. The Registrant intends to supply this information under cover of a Form 10-KA amendment to this Form 10-K shortly.

ITEM 6.      SELECTED FINANCIAL DATA

        Information responsive to this Item cannot be obtained on a timely basis by the Registrant without unreasonable effort or expense and is the subject of a Form 12b-25 filing made by the Registrant. The Registrant intends to supply this information under cover of a Form 10-KA amendment to this Form 10-K shortly.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Information responsive to this Item cannot be obtained on a timely basis by the Registrant without unreasonable effort or expense and is the subject of a Form 12b-25 filing made by the Registrant. The Registrant intends to supply this information under cover of a Form 10-KA amendment to this Form 10-K shortly.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

        Information responsive to this Item cannot be obtained on a timely basis by the Registrant without unreasonable effort or expense and is the subject of a Form 12b-25 filing made by the Registrant. The Registrant intends to supply this information under cover of a Form 10-KA amendment to this Form 10-K shortly.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Information responsive to this Item cannot be obtained on a timely basis by the Registrant without unreasonable effort or expense and is the subject of a Form 12b-25 filing made by the Registrant. The Registrant intends to supply this information under cover of a Form 10-KA amendment to this Form 10-K shortly.

                                     PART II


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                                AGE     CLASS                POSITIONS(1)
----                                ---     -----                ------------
Steve Y. Kim.....................   49         I        President, Chief Executive Officer and Chairman of
                                                        the Board of Directors

Yuri Pikover....................    37        II        Executive Vice President of Business Development
                                                        and Director

John L. Walecka.................    38         I        Director

Robert C. Hawk..................    59        II        Director

Trude Taylor.....................   77        II        Director

John Bailey.......................  41                  Vice President of Product Development

Dale J. Bartos....................  48                  Vice President and Chief Financial Officer

Douglas Hill......................  46                  Vice President of Corporate Communications

Rene Arvin........................  39                  Vice President of Worldwide Sales

----------------


(1) The Company Board is divided into two classes as nearly equal in number as possible, and the members of each class are elected for a term of two years. The officers of the Company are appointed annually by the Company Board of Directors and serve at the discretion of the Company Board. There are no family relationships among the directors or officers of the Company.

         Mr. Kim, a co-founder of the Company, has served as the Company's President and Chief Executive Officer and Chairman of the Board of Directors since the Company's inception in July 1993. Prior to co-founding the Company, Mr. Kim founded and served as President and Chief Executive Officer of Fibermux Corporation ("Fibermux"), a networking company, from November 1984 to June 1993.

         Mr. Pikover, a co-founder of the Company, has served in various sales and management positions and as a member of the Board of Directors since the Company's inception in July 1993, most recently as Executive Vice President of Business Development. Mr. Pikover served as the Company's Vice President of Worldwide Sales from July 1993 to September 1997.

         Mr. Walecka has served as a member of the Company Board since February 1994. Mr. Walecka has been a General Partner of certain venture capital funds associated with Brentwood Venture Capital since January 1990. Mr. Walecka also serves as a director of Documentum, Inc. and several privately held companies.

         Mr. Hawk has served as a member of the Company Board since July 1995. Mr. Hawk retired in April 1997 as President and Chief Executive Officer of U.S. West Multimedia Group, a position he held since May 1996. Mr. Hawk served as President of the Carrier Division of U.S. West from September 1990 to May 1996, and has been employed in the telecommunications field for over 25 years. Mr. Hawk also serves as a director of Premisys Communications, Pairgain Technologies, Concord Communications and Radcom.

         Mr. Taylor has served as a member of the Company Board since August 1993. Mr. Taylor has been a principal with TC Associates, a consulting firm, since May 1986. Mr. Taylor serves as a director of Plantronics, Inc., Densepac Microsystems, Inc. and several privately held companies.

         Mr. Bailey joined the Company in January 1994 and has served in various engineering management positions, most recently as Vice President, Chief Technology Officer and General Manager of Enterprise Division. Prior to joining the Company, Mr. Bailey was an Assistant Vice President for LAN Internetworking Technology at Ascom Timplex, a networking company, from September 1992 to January 1994.

         Mr. Bartos joined the Company in January 1997 as the Company's Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Bartos was the Chief Financial Officer at ADFlex Solutions, Inc. from May 1996 to January 1997. Prior to that, Mr. Bartos served as the Chief Financial Officer at Integral Peripherals, Inc. from March 1995 to May 1996, and Micropolis Corporation from December 1989 to March 1995. Mr. Bartos is a certified public accountant.

         Mr. Hill joined the Company in January 1994 and has served in various marketing management positions, most recently as Vice President of Corporate Marketing. Prior to joining the Company, Mr. Hill was Senior Consultant at Western Data Group, a network integration company, from October 1989 to January 1994.

         Mr. Arvin joined the Company in February 1996 and has served in various sales and management positions, most recently as Vice President of Worldwide Sales. Prior to joining the Company, Mr. Arvin was Director of Worldwide Sales for NetEdge Corporation, a data communications company, from September 1994 to February 1996. Mr. Arvin also served as Area Director, Northern Europe for Synoptics Corporation, a networking company, from December 1989 to September 1994.

ITEM 11.      EXECUTIVE COMPENSATION

         The following table illustrates the compensation received by (a) the individual who served as the Company's Chief Executive Officer during the fiscal year ended December 31, 1998, (b) the four other most highly compensated individuals who served as an executive officer of the Company during the fiscal year ended December 31, 1998 (the "Named Executive Officers"), and (c) the compensation received by each such individual for the two preceding fiscal years.


                           SUMMARY COMPENSATION TABLE


                                                                                        LONG-TERM COMPENSATION
                                           ANNUAL COMPENSATION                                   AWARDS
                             ------------------------------------------------      ---------------------------------

                                                                     Other
                                                                     Annual           Securities          All Other
Name and Principal                          Salary        Bonus     Compensa-         Underlying           Compen-
   Position                       Year      ($)(1)       ($)(2)     tion ($)(3)        Options            sation($)
------------------                ----      ------       ------     -----------       ----------          ---------

Steve Y. Kim ...............      1998      236,321       39,325         --             300,000(4)         30,827(5)
   Chief Executive                1997      203,944        1,000       16,002             --               45,753(6)
   Officer, President and         1996      160,416         --        134,123             --               49,902(7)
   Chairman of the Board


Yuri Pikover ...............      1998      197,000       28,875         --             150,000(8)           --
   Executive Vice                 1997      146,251       11,760         --               --               11,760(9)
   President, Business            1996      132,083        9,750         --               --                7,200(9)
   Development


John Bailey ................      1998      175,896       29,496         --             200,000(10)          --
     Vice President/CTO and       1997      143,559       15,735         --               --                 --
     General Manager,             1996      132,083       11,378         --               --                 --
     Enterprise Div


Rene Arvin .................      1998      135,759       66,670      131,793           320,000(11)       47,808(12)
     Vice President of            1997      128,309       20,175       71,917           300,000(13)         --
     Worldwide Sales              1996       93,534         --         29,301           110,000             --


Dale J. Bartos .............      1998      214,984       40,915         --             158,000(14)         --
     Vice President and           1997      178,496       35,979         --             120,000(15)       23,594(16)
     Chief Financial Officer      1996         --           --           --               --                --



(1)  Includes amounts deferred under the Company's 401(k) plan.

(2) Includes bonuses earned in the year indicated and paid in the subsequent year. Excludes bonuses paid in the year indicated but earned in the preceding year.

(3)  Represents amounts paid in commissions.

(4) Mr. Kim was granted 300,000 options on January 13, 1998 at an exercise price of $15.25, the closing price of Common Stock on such date. In connection with the Company's repricing program, on September 21, 1998, such options were repriced at $10.50, the closing price of Common Stock on such date.

(5) Includes $19,549 as reimbursement for country club expenses and $11,278 as reimbursement for automobile payments.

(6) Includes $20,832 as reimbursement for tax and estate planning expenses, $12,321 as reimbursement for country club expenses and $12,600 as reimbursement for automobile payments.

(7) Includes $18,509 as reimbursement for tax and estate planning expenses and $15,242 as reimbursement for country club expenses.

(8) Mr. Pikover was granted 150,000 options on January 13, 1998 at an exercise price of $15.25, the closing price of Common Stock on such date. In connection with the Company's repricing program, on September 21, 1998, such options were repriced at $10.50, the closing price of Common Stock on such date.

(9)  Represents a reimbursement for tax and estate planning expenses.

(10) Mr. Bailey was granted 150,000 options on January 13, 1998 at an exercise price of $15.25, the closing price of Common Stock on such date. In connection with the Company's repricing program, on September 21, 1998, such options were repriced at $10.50, the closing price of Common Stock on such date. Mr. Bailey was also granted 50,000 options on October 13, 1998 at an exercise price of $10.6875, the closing price of Common Stock on such date.

(11) In connection with the Company's repricing program, on September 21, 1998, all of Mr. Arvin's 300,000 outstanding options on such date were repriced at $10.50, the closing price of Common Stock on such date. Mr. Arvin was also granted 20,000 options on October 13, 1998 at an exercise price of $10.6875, the closing price of Common Stock on such date.

(12) Includes $45,833 for housing allowance and $1,975 for taxable relocation assistance.

(13) Mr. Arvin was granted 110,000 options on February 21, 1996 and 20,500 on April 2, 1997 at exercise prices of $20.00 and $16.13, respectively, the closing price of the Company's Common Stock on such dates. In connection with the Company's repricing program, on July 23, 1997, such options were repriced at $15.8125, the closing price of the Company's Common Stock on such date. Mr. Arvin was also granted 169,500 options on October 27, 1997 at an exercise price of $14.50, the closing price of the Company's Common Stock on such date.

(14) Mr. Bartos was granted 30,000 options on April 14, 1998 at an exercise price of $26.625, the closing price of the Company's Common Stock on such date. In connection with the Company's repricing program, on September 21, 1998, all of Mr. Bartos' 138,000 outstanding options on such date were repriced at $10.50, the closing price of the Company's Common Stock on such date. Mr. Bartos was also granted 20,000 options on October 13, 1998 at an exercise price of $10.6875, the closing price of the Company's Common Stock on such date.

(15) Mr. Bartos was granted 100,000 options on January 27, 1997 and 20,000 on April 2, 1997 at exercise prices of $28.12 and $16.13, respectively. In connection with the Company's repricing program, on July 23, 1997, such options were repriced at $15.8125, the closing price of the Company's Common Stock on such date.

(16) Includes $12,722 paid as reimbursement for relocation expenses, and $10,872 paid as reimbursement for loss of certain benefits.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of the Company's Common Stock as of February 23, 1999 as to (i) each person who is known by the Company to beneficially own more than five percent of the Company's Common Stock, (ii) each of the Company's directors, (iii) each of the executive officers named in the Summary Compensation Table of this Statement and (iv) all directors and executive officers as a group.



            Name (1)                                Common Stock Beneficially Owned
---------------------------------------             -------------------------------
                                                    Number               Percent (2)
                                                    -------------------------------

Alcatel Data Networks S.A .....................     2,814,244(3)          6.6%
    12 rue de la Baume
    Paris, France 75008

Amerindo Investment Advisors, Inc..............     2,370,750(4)          5.6%
    One Embarcadero Center, Suite 2300
    San Francisco, CA 94111

Franklin Resources Inc.........................     2,223,700(5)          5.2%
    777 Mariners Island Blvd
    San Mateo, CA 94494

Pilgrim Baxter & Associates, Ltd...............     2,728,100(6)          6.4%
    825 Duportail Road
    Wayne, PA 19087

Steve Y. Kim...................................     3,007,000(7)          7.0%
   Chairman of the Board, CEO & President

Yuri Pikover...................................     2,086,251(8)          4.9%
   Executive VP, Business Development

Robert C. Hawk, Director.......................        60,758(9)            *

Trude C. Taylor, Director......................       573,264(10)         1.4%

John L. Walecka, Director......................       173,205(11)           *

John Bailey....................................       153,081(12)           *
   VP/CTO and General Manager, Enterprise Div.

Rene Arvin.....................................       152,622(13)           *
   VP of Worldwide Sales

Dale J. Bartos.................................        54,425(14)           *
   VP and CFO

All directors and executive officers as a group     6,438,463(15)          15%
    (10 persons)

---------------
*     Less than 1%.


(1) The persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "Commission). In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after February 23, 1999 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)  As of February 23, 1999, 42,486,382 shares were issued and outstanding.

(3) This information is based on information in Alcatel's Schedule 14D-1 filed on March 8, 1999.

(4) This information is based on a Schedule 13G/A filed by Amerindo Investments Advisors, Inc. on February 12, 1999. Amerindo Investments Advisors, Inc. refers herein to the following persons: Amerindo Investment Advisors, Inc., a California corporation, Amerindo Investment Advisors, Inc., a Panama corporation, the Amerindo Investment Advisors Inc. Profit Sharing Trust (the "Profit Sharing Trust"), the Amerindo Investment Advisors Inc. Money Purchase Plan (together with the Profit Sharing Trust, the "Plans"), the Amerindo Advisors (UK) Limited Retirement Benefits Scheme, Alberto W. Vilar, Gary A. Tanaka, James P.F. Stableford and Renata Le Port. Messrs. Vilar and Tanaka, as the sole shareholders and directors of the entities, share with each other investment and dispositive power as to all of the shares shown as owned by the entities, who otherwise have sole investment and dispositive power with respect thereto, except that each client of the entities has the unilateral right to terminate the advisory agreement with the entity in question on notice which typically need not exceed 30 days. Mr. Vilar is sole trustee of the Plans, and Messrs. Vilar, Tananka, Stableford and Ms. Le Port are joint trustees of the Amerindo Advisors (UK) Limited Retirement Benefits Scheme.

(5) This information is based on a Schedule 13G filed by Franklin Resources, Inc. on February 20, 1999. Franklin Resources, Inc. refers herein to the following persons: Charles B. Johnson, Franklin Advisors, Inc., Franklin Resources, Inc., and Rupert H. Johnson, Jr.

(6) This information is based on Schedule 13G filed by Pilgrim Baxter & Associates, Ltd., on February 9, 1999.

(7) Includes 805,000 shares of Common Stock held by the Kim Irrevocable Children's Trust dated September 15, 1995, 1,957,500 shares held by Steve
     Y. Kim Living Trust and 244,500 shares of Common Stock issuable upon exercise of options exercisable within 60 days of February 23, 1999. Excludes 20,000 shares of Common Stock held by The Kim Blind Trust, as to which Mr. Kim disclaims voting or investment power. Does not include 100,000 shares of Common Stock issuable upon exercise of options which exercise date will be accelerated to the date immediately prior to the consummation of the Merger.

(8) Includes 220,000 shares of Common Stock held by the Pikover Irrevocable Children's Trust dated September 15, 1995, 10,000 shares of Common Stock held by the Pikover 1995 Irrevocable Trust dated September 15, 1995, 1,825,000 shares held by the Pikover Trust dated May 18, 1996 and 31,251 shares of Common Stock issuable upon exercise of options exercisable within 60 days of February 23, 1999. Excludes 15,000 shares of Common Stock held by the Pikover Blind Trust, as to which Mr. Pikover disclaims voting or investment power. Does not include 50,000 shares of Common Stock issuable upon exercise of options which exercise date will be accelerated to the date immediately prior to the consummation of the Merger.

(9) Includes 5,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days of February 23, 1999. Does not include 10,000 shares of Common Stock issuable upon exercise of unvested options under the 1996 Directors' Stock Option Plan (the "Directors' Plan) which exercise date will be accelerated to the date immediately prior to the consummation of the Merger.

(10) Includes 90,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days of February 23, 1999. Does not include 10,000 shares of Common Stock issuable upon exercise of unvested options under the Directors' Plan which exercise date will be accelerated to the date immediately prior to the consummation of the Merger.

(11) Includes 47,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days of February 23, 1999. Does not include 10,000 shares of Common Stock issuable upon exercise of unvested options under the Directors' Plan which exercise date will be accelerated to the date immediately prior to the consummation of the Merger.

(12) Includes 150,500 shares of Common Stock issuable upon exercise of options exercisable within 60 days of February 23, 1999.

(13) Includes 151,368 shares of Common Stock issuable upon exercise of options exercisable within 60 days of February 23, 1999.

(14) Includes 53,834 shares of Common Stock issuable upon exercise of options exercisable within 60 days of February 23, 1999.

(15) Includes an aggregate of 842,702 shares of Common Stock held by directors and executive officers which are issuable upon exercise of options exercisable within 60 days of February 23, 1999.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In October 1997, the Company Board approved acceleration of vesting of stock options held by executive officers and certain key employees of the Company in the event such individuals are terminated in connection with a change in the Company's control through Change of Control Agreements. In such event, each stock option to purchase the Company's Common Stock and held by such individuals on the date of termination becomes immediately vested on the date of termination as to that number of shares that would have vested in accordance with the terms of their respective option grants for: (i) two years after the date of change of control if such individual had been employed by the Company for at least two years as of the change of control, or (ii) one year after the date of change of control if such individual had been so employed for less than two years as of the change of control.

         During fiscal 1997, the Company advanced Dale J. Bartos, the Company's Vice President and Chief Financial Officer, a total of $350,000 to assist Mr. Bartos in financing the purchase of a home in California. Mr. Bartos previously resided in Arizona, and upon the sale of Mr. Bartos' home in Arizona, the loan will be repaid to the Company. The loan was subsequently repaid.

         Except as described above, to date, the Company has made no loans to officers, directors, principal shareholders or other affiliates or other than advances of reimbursable expenses. All future transactions, including loans (if any), between the Company and its officers, directors and principal shareholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors of the Board of Directors, and will be on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.

         The Company has entered into indemnification agreements with its officers and directors containing provisions which may require the Company, among other things, to indemnify its officers and directors against certain liabilities that may arise by reason of their status or service as officers or directors (other than liabilities arising from willful misconduct of a culpable nature) and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

         In connection with the Merger Agreement, Messrs. Kim, Pikover and Walecka entered into Shareholder Agreements and Mr. Kim entered into an Employment Agreement effective as of the closing of the Merger with Alcatel. As a condition of the Merger and as part of the Shareholder Agreements, Messrs. Kim and Pikover have agreed to terminate their Change of Control Agreements and waive the benefits thereof upon the closing of the Merger.

         In February 1999, the Board of Directors of the Company agreed (i) to accelerate the vesting of certain performance-milestone based option grants to Messrs. Kim and Pikover for 100,000 and 50,000 shares, respectively, upon the closing of the merger, (ii) to accelerate the vesting of all option grants under the Company's Directors' Plan, and (iii) to have the Company pay the reasonable legal fees and expenses for Messrs. Kim and Pikover in connection with the negotiation of their Shareholder Agreements and Mr. Kim's Employment Agreement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         Information responsive to this Item cannot be obtained on a timely basis by the Registrant without unreasonable effort or expense and is the subject of a Form 12b-25 filing made by the Registrant. The Registrant intends to supply this information under cover of a Form 10-KA amendment to this Form 10-K shortly.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                XYLAN CORPORATION


Date: March 31, 1999      By    /S/ Dale J. Bartos
                                ------------------------------------------
                                    Dale J. Bartos
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)



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


SIGNATURE                                    TITLE                                            DATE
-----------------------   -----------------------------------------------               --------------
/s/ STEVE Y. KIM          President, Chief Executive Officer and Chairman               March 31, 1999
-----------------------
(STEVE Y. KIM)

/s/ DALE J. BARTOS        Vice President of Finance and Administration                  March 31, 1999
-----------------------
(DALE J. BARTOS)          and Chief Financial Officer (Principal Financial Officer)

/s/ THOMAS S. BURNS       Vice President of Finance (Chief Accounting Officer)          March 31, 1999
-----------------------
(THOMAS S. BURNS)

/s/ YURI PIKOVER          Executive Vice President and Director                         March 31, 1999
-----------------------
(YURI PIKOVER)

/s/ ROBERT C. HAWK        Director                                                      March 31, 1999
-----------------------
(ROBERT C. HAWK)

/s/ TRUDE C. TAYLOR       Director                                                      March 31, 1999
-----------------------
(TRUDE C. TAYLOR)

/s/ JOHN L. WALECKA       Director                                                      March 31, 1999
-----------------------
(JOHN L. WALECKA)
