Form 10-K/A
period 1998-12-31
XYLAN CORP
filed 1999-04-15
CIK 914698

         The following items were the subject of a Form 12b-25 and are included herein; 5,6,7,7A, 8 and 14
================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                               ________________
                                  FORM 10-K/A

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

                               XYLAN CORPORATION

                        1998 FORM 10-K/A ANNUAL REPORT

                               TABLE OF CONTENTS

Explanatory Note: In this Form 10-K/A, the Registrant has included the information omitted from items 5, 6, 7, 7A, 8 and 14 of the Form 10-K, originally filed by the Registrant on March 31, 1999.

PART I

ITEM 1.  BUSINESS........................................................................................        3

ITEM 2.  PROPERTIES......................................................................................       10

ITEM 3.  LEGAL PROCEEDINGS...............................................................................       10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................       11

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDERS MATTERS................................................................       11

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA............................................................       12

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.............................................................       13

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................................       19

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................................       19

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.............................................................       19

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............................................       20

ITEM 11. EXECUTIVE COMPENSATION..........................................................................       22

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT...........................................................................       24

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................................       26

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         AND REPORTS ON FORM 8-K.........................................................................       27

                             INTRODUCTORY STATEMENT

     Except for the historical information contained in this Annual Report on Form 10-K, the matters discussed herein may include forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Readers are referred to "Item 1. Business", which identifies important risk factors that could cause actual results to differ from those contained in the forward-looking statements. Xylan Corporation ("Xylan" or the "Company") assumes no obligation to update any forward-looking statements contained herein.

     Xylan was incorporated in California in July 1993. The Company's executive offices are located at 26801 West Agoura Road, Calabasas, California 91301, and its telephone number at that location is (818) 880-3500.

     References made in this Annual Report on Form 10-K to "Xylan Corporation" or the "Company" refer to Xylan Corporation and its subsidiaries. The following Xylan Corporation trademarks are mentioned in this Annual Report: Xylan(R), PizzaSwitch(R), OmniSwitch(R) and OmniStack(R) are registered trademarks of the Company, and AutoTracker(TM), X-Vision(TM), OmniSwitch/Router(TM),OmniS/R(TM), and X-Cell(TM) are trademarks of the Company.


                                    PART I


Item 1.  BUSINESS

Overview

     The Company is a leading provider of high- bandwidth switching systems that enhance the performance of existing local area networks ("LAN") and facilitate migration to next-generation networking technologies such as Asynchronous Transfer Mode ("ATM"). Current hub and router- based networks are facing performance degradation due to the continued growth in the size of networks, increasing demands of high-performance personal computers and workstations, and emergence of graphical applications, such as Intranet/Java applications, document image processing, desktop video, medical imaging, modeling and simulation, and the World Wide Web. To address these issues, a new generation of switched technologies has emerged, including LAN switching, ATM switching, and layer-three switching.

     The Company offers the OmniSwitch, OmniStack, OmniSwitch/Router and PizzaSwitch product families, which support all popular LAN types with "any-to-any" MAC-layer translation, and allow the use of LAN switches in place of shared-media hubs. The Company's switches are based on a distributed, modular, multiprocessor architecture that currently combines LAN switching, virtual LANs, ATM switching, wide area access, security, and layer-three switching in a single product, and which allows switching performance to increase in linear proportion to the number of ports. The Company has developed and continues to develop custom chips (ASICs, or application-specific integrated circuits) providing important feature differentiation for integration into its product line.

     The Company has strategic OEM partnerships with leading communications and networking companies, including Alcatel and IBM that have significant customer relationships already in place. Xylan pursues direct sales to organizations in North America with large networking requirements and employs network integrators to target customers worldwide. The Company's products have been deployed by a broad range of organizations, ranging from companies in the telecommunications, manufacturing, medical, computer services, media and finance/insurance industries to educational institutions and the federal government.

Merger

     Xylan and Alcatel, a French corporation ("Alcatel"), and Zeus Acquisition Corp., a California corporation and a wholly owned subsidiary of Alcatel ("Sub"), entered into an Agreement and Plan of Merger dated as of March 1, 1999 (the "Merger Agreement"), pursuant to which and subject to the conditions thereof, Xylan will become a wholly-owned indirect subsidiary of Alcatel through the merger of Sub with and into Xylan (the "Merger").

     On April 5, 1999, Alcatel announced that it successfully completed its tender offer (the "the Offer") to purchase the outstanding shares of Xylan for $37 per share. The tender offer expired at 12:00 midnight, New York City time, on Friday, April 2, 1999. Based on a preliminary count, approximately 97% of the outstanding shares of Xylan (together with shares already owned by Alcatel) were tendered. Alcatel has accepted for purchase all of these shares. Following the closing of the Offer, Alcatel appointed a majority of the directors of Xylan.

     Under California Law, since Sub has acquired pursuant to the Offer at least 90% of the outstanding Xylan shares, it will be able to approve the Merger Agreement and the transactions contemplated thereby, including the Merger, without a vote of the shareholders of Xylan. Alcatel, Sub and Xylan have agreed in the Merger Agreement to take, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, all necessary and appropriate action to cause the Merger to become effective as soon as practicable after the acceptance of the payment for Xylan shares by Sub pursuant to the Offer, without a meeting of shareholders of Xylan, in accordance with Section 1110 of the California General Corporation Law.

     Alcatel expects the Merger to be completed by the end of April. As a result of the Merger, the shares of Xylan that were not tendered in the tender offer will be converted into the right to receive $37 per share in cash and Xylan will become a wholly-owned indirect subsidiary of Alcatel.

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

Products And Technology

     Xylan offers a family of products that are designed to serve as a complete switching system for a building or campus. The Company's OmniSwitch, OmniStack, OmniSwitch/Router, and PizzaSwitch products provide flexible high-end LAN switching, virtual LANs, high-speed routing, ATM switching, layer-three switching, wide-area access and comprehensive network management capabilities. The Company's X-Vision software provides a graphical network management capability designed to be compatible with the user's network environment.

  OmniSwitch

     The OmniSwitch is a modular, chassis-based switch that provides high performance LAN switching, routing, layer-three switching, and ATM switching. The OmniSwitch supports a variety of LAN types, interconnecting Ethernet, Fast Ethernet, Gigabit Ethernet, token ring, FDDI, frame relay, and ATM with any-to-any MAC-layer protocol translation. The Company offers the OmniSwitch in three-slot, five- slot, and nine-slot enclosures, which can be configured with a mix of switching modules to meet a customer's specific needs. All three enclosures use the same hardware and software and offer redundant, load-sharing power supplies with separate AC or DC inputs. The OmniSwitch is designed to be located either in the customer's wiring closet or in the computer room. The list price for a fully configured OmniSwitch typically ranges from $10,000 to $100,000, depending on the configuration necessary to meet the needs of a specific customer. A network could use one OmniSwitch or could use hundreds, depending on network size and the extent to which switching is deployed.

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

 Omni Switch/Router

     The Omni Switch/Router, or OmniS/R, is a modular, chassis-based switch that provides high performance LAN switching, routing, layer-three switching, and ATM uplinks. The OmniSwitch/Router supports a variety of LAN types, interconnecting Ethernet, Fast Ethernet, Gigabit Ethernet, token ring, FDDI, frame relay, and ATM with any-to-any MAC-layer protocol translation. The Company offers the OmniSwitch/Router in five-slot and nine-slot enclosures, which can be configured with a mix of switching modules to meet a customer's specific needs. Both enclosures use the same hardware and software and offer redundant, load-sharing power supplies with separate AC or DC inputs. The OmniSwitch/Router is designed to be located either in the customer's wiring closet or in the computer room. The list price for a fully configured OmniSwitch/Router typically ranges from $10,000 to $100,000, depending on the configuration necessary to meet the needs of a specific customer. A network could use one OmniSwitch/Router or could use hundreds, depending on network size and the extent to which switching is deployed.

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

Product Development

     The Company's business depends to a substantial degree upon its ability to develop and introduce in a timely fashion new products and enhancements to it's existing products that meet changing customer requirements and emerging industry standards. Xylan intends to make substantial investments in product development and to participate in the development of industry standards. The Company monitors changing customer needs and works closely with its OEM partners, network integrators, end-user customers and market research organizations to track changes in the marketplace, including emerging industry standards and local area networking protocols.

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

  OEM Partners

     The Company has established OEM partnerships with leading communications and networking companies, including Alcatel and IBM. For the year ended December 31, 1998, IBM and Alcatel accounted for 18% and 16% of revenue, respectively. Each of the Company's OEM partners resells the Company's products under its own name. Certain of them have also agreed to supply Xylan with technology to be incorporated into the OmniSwitch. Each of Xylan's OEM partners is a major system integrator, as well as a manufacturer. The Company believes that its OEM partnerships enhance its ability to sell to large organizations because these resellers have long-term supplier relationships with these potential customers, and because certain end user organizations prefer to do business with very large suppliers. Since OEM partners provide support to their customers, Xylan is also able to focus its support efforts on its direct customers, and on training and high-level backup support to OEM partners and system integrators.

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

  Xylan's International Sales Organization

     The Company has designed its products and established its marketing and sales channels to address the global market opportunities for switching products. The Company's international sales are conducted primarily through its OEM partners, worldwide network integrators and territory-specific network integrators. The Company believes that there is a strong international market for its products. Sales to customers outside of North America accounted for approximately 50% of the Company's revenue for the year ended December 31, 1998, with approximately 14%, 33% and 3% of 1998 revenue being attributable to sales to customers in Asia-Pacific, Europe and Latin America, respectively. However, these percentages may understate sales of the Company's products to international end users because certain of the Company's U.S.-based OEM partners market the Company's products abroad. The Company's international sales organization provides support to OEM partners and system integrators and promotes the features and capabilities of the Company's products.

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

     The Company offers maintenance programs in North America that provide seven days a week and 24 hours a day technical phone support; software updates; and on-site hardware replacement through a network of service delivery partners. Xylan employs systems engineers who work closely with the Company's OEM partners, system integrators, and sales personnel to assist end users with pre-sales and post-sales support. These systems engineers provide input to the product development process based on their experiences in the field.

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

     The Company believes that the principal competitive factors in its market are: (i) expertise and familiarity with LAN and ATM protocols, LAN and ATM switching, and network management; (ii) product performance, features, functionality, and reliability; (iii) price/performance; (iv) timeliness of new product introductions; (v) adoption of emerging industry standards; (vi) customer service and support; (vii) size and scope of distribution network;
(viii) access to customers; (ix) size of installed customer base; and (x) corporate operating history and financial resources. The Company believes that it is competitive with respect to the first seven of these factors and intends to become competitive with respect to the remaining factors.

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

Item 3.  LEGAL PROCEEDINGS

     On March 2, 1999, an action entitled Daniel W. Krasner v. Xylan Corporation et. al. was filed, on March 5, 1999, an action entitled Jay Gentile v. Xylan Corporation et. al. was filed, and on March 9, 1999, an action entitled Marilyn Mandel v. Xylan Corporation et. al. was filed, each in the Superior Court of the State of California, for the County of Los Angeles, in which the respective plaintiffs named as defendants the Company, the directors of the Company and Alcatel. The complaints purport to assert claims on behalf of all public shareholders of the Company. The complaints allege that Alcatel and the members of the Company Board have breached their fiduciary duties to the Company and that Alcatel used its relationship with the Company and the Company Board to force the Company Board to accept an inadequate proposal. The complaints seek class certification and other equitable and monetary relief, including enjoining the Offer and the Merger or awarding damages. Alcatel and the Company believe that the allegations are without merit and intend to vigorously contest these actions. There can be no assurance that the defendants will be successful.

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

                                    PART II


Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
       MATTERS

       The Company's Common Stock is traded on the NASDAQ National Market under the symbol "XYLN". As of March 1, 1999, the Company had approximately 381 shareholders of record. Since many shareholders are listed under their brokerage firms' names, the actual number of shareholders is higher. On March 1, 1999, the last full trading date prior to the announcement of the execution of the Merger Agreement, the last reported sale price for the Common Stock on the NASDAQ National Market was $26.94 per share.

       The following table shows the Company's high and low closing bid prices for the periods indicated as reported by NASDAQ National Market:

                                                                      1998                                 1997
                                                                      ----                                 ----
                                                           High Bid           Low Bid           High Bid            Low Bid
                                                           --------           -------           --------            -------
 First Quarter                                              $26.13             $14.00            $36.13              $17.13
 Second Quarter                                             $30.25             $21.38            $22.63              $13.63
 Third Quarter                                              $31.06             $10.50            $24.56              $15.50
 Fourth Quarter                                             $21.63             $10.69            $23.38              $14.50

     Pursuant to the Merger Agreement, Xylan will become a wholly-owned indirect subsidiary of Alcatel. On April 2, 1999, Alcatel accepted for payment approximately 97% of the Company's common stock, which was tendered to Alcatel in connection with the Offer. The remaining shares of Xylan are expected to be converted into which the right to receive cash on or around April 27, 1999, and at such time all of the Company's common stock will be delisted from the NASDAQ National Market. Readers are referred to "Item 1. Business", which describes in greater detail the Offer and the Merger.

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

                                                                                         Year ended December 31,
                                                                   -----------------------------------------------------------------

                                                                         1998            1997        1996        1995         1994
                                                                         ----            ----        ----         ----        ----
                                                                                                (In thousands)

Consolidated Statements of Operations Data:
Revenue...........................................................        $347,580     $210,849   $128,456     $29,662      $   443
Cost of revenue...................................................         150,567       92,551     57,830      15,418          327
                                                                          --------     --------   --------     -------      -------
  Gross profit....................................................         197,013      118,298     70,626      14,244          116
                                                                          --------     --------   --------     -------      -------

Operating expenses:
 Research and development.........................................          41,342       25,875     15,823       7,154        2,404
  Sales and marketing.............................................          91,081       60,356     32,590      13,011          695
  General and administrative......................................           9,580        7,013      4,397       3,593        1,168
                                                                          --------     --------   --------     -------      -------
    Total operating expenses......................................         142,003       93,244     52,810      23,758        4,267
                                                                          --------     --------   --------     -------      -------

Operating income (loss)...........................................          55,010       25,054     17,816      (9,514)      (4,151)

   Interest income, net...........................................           5,183        6,694      5,240          73           68
                                                                          --------     --------   --------     -------      -------

Income (loss) before income taxes.................................          60,193       31,748     23,056      (9,441)      (4,083)

  Income tax expense..............................................          20,800        7,621      7,811          --           --
                                                                          --------     --------   --------     -------      -------

Net income (loss).................................................        $ 39,393     $ 24,127   $ 15,245     $(9,441)     $(4,083)

                                                                          ========     ========   ========     =======      =======

Net income (loss) per share (1):
  Basic...........................................................           $0.92        $0.57      $0.43      $(0.91)      $(0.41)

  Diluted.........................................................           $0.83        $0.52      $0.33      $(0.91)      $(0.41)

                                                                          ========     ========   ========     =======      =======

Shares used in per share computation (1):
  Basic...........................................................          42,840       42,550     35,870      10,320       10,025
  Diluted.........................................................          47,485       46,796     46,381      10,320       10,025
                                                                          ========     ========   ========     =======      =======


                                                                                                  December 31,
                                                                          ---------------------------------------------------------
                                                                           1998          1997        1996        1995         1994
                                                                           ----          ----        ----        ----         ----
                                                                                                 (In Thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments.................        $ 59,230     $ 79,088   $112,981     $ 6,034      $ 4,584
Investments.......................................................          70,671       59,382     27,785          --           --
Working capital...................................................         120,180      124,934    134,615      11,130        4,186
Total assets......................................................         282,046      250,906    207,251      27,248        6,613
Capital lease obligations, long-term..............................              --           17        206         509          239
Net shareholders' equity..........................................         224,045      216,100    185,638      16,105        5,367

----------
(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used to compute net income
     (loss) per share.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Annual Report on Form 10-K may consist of forward-looking statements that involve risks and uncertainties. These statements may differ materially from actual future events or results. Readers are referred to "Item 1. Business, which identifies important risk factors that could cause actual results to differ from those contained in the forward-looking statements.

     On April 5, 1999, Alcatel announced that it had successfully completed its tender offer to purchase all of the outstanding shares of Xylan. As a result of the Offer and the Merger, Xylan will become a wholly-owned indirect subsidiary of Alcatel. Readers are referred to "Item 1. Business", which describes in greater detail the Offer and the Merger.

     Xylan is a leading provider of high-bandwidth switching systems that enhance the performance of existing local area networks ("LANs") and facilitate migration to next-generation networking technologies such as asynchronous transfer mode ("ATM"). From inception (July 9, 1993) to December 31, 1994, the Company was primarily engaged in product research and development and in the development of systems and operations. The Company began commercial shipments of its initial OmniSwitch products in January 1995. Since then, revenue has increased significantly to an aggregate of $347.6 million in fiscal year 1998 from $29.7 million in fiscal year 1995. The increase in revenue reflects substantial growth of the LAN switching market, the continued introduction by the Company of additional features and enhancements to its OmniSwitch product family and the introduction of the PizzaSwitch product in March 1996, all of which expanded the portion of the market addressed by Xylan's products. The increase in revenue was also the result of continued market acceptance of the Company's LAN switching products, and investment in sales and marketing efforts, including significant expansion of the Company's domestic and international product distribution network. The Company markets its products worldwide through OEM partners, system integrators and its own sales force and first achieved profitability in the fourth quarter of 1995. As of December 31, 1998 and 1997, the Company had retained earnings of $64.7 million and $25.3 million, respectively.

Revenue

     Revenue for the year ended December 31, 1998 was $347.6 million as compared to $210.8 million for the year ended December 31, 1997, an increase of $136.8 million or 65%. The increases in revenue were due to a number of factors including: the introduction of the Company's new OmniStack product family in the first quarter of 1998, substantial growth of the LAN switching market, continued introduction of new features and functions to the OmniSwitch product family, the introduction in the fourth quarter of 1998 of the OmniSwitch/Router product family and continued investment in sales and marketing resources. These increases more then offset the decline in revenues for the Company's PizzaSwitch. The Company markets and sells its products world-wide through OEM partners, system integrators and direct sales force. The relative contribution of the factors can be quantified in the table below.

     The following table sets forth the Company's revenue by sales channel, geographic region, product line and significant customers in dollars and as a percentage of total revenue (dollars in millions):

                                             Years ended December 31,     Years ended December 31,
                                             -------------------------   --------------------------
                                              1998             1997           1996           1998      1997    1996
                                              ----             ----           ----           ----      ----    ----

Channel:
 OEM                                         $120.1            $ 77.1         $  59.4           35%     37%     46%
 System Integrator and Direct                $227.5            $133.7         $  69.0           65%     63%     54%
                                             ======            ======         =======         ====    ====    ====

Region(1):
  North America (2)                          $173.7            $ 98.8         $  62.8           50%     47%     49%
     Europe                                  $112.6            $ 60.1         $  16.4           33%     28%     13%
     Asia Pacific                            $ 50.4            $ 45.9         $  48.1           14%     22%     37%
     Latin America                           $ 10.8            $  6.1         $   1.2            3%      3%      1%
                                             ======            ======         =======         ====    ====    ====

Product Line:
  OmniSwitch                                 $275.6            $191.4         $ 116.3           79%     91%     91%
 OmniSwitch Router                           $ 13.4            $   --         $   --             4%      --      --
 OmniStack                                   $ 51.6            $   --         $   --            15%      --      --
 PizzaSwitch                                 $  7.0            $ 19.5         $  12.2            2%      9%      9%
                                             ======            ======         =======         ====    ====    ====

Significant Customers:
 IBM                                         $ 62.7            $ 45.3         $  15.0           18%     22%     12%
  Alcatel                                    $ 55.0            $ 24.5              (3)          16%     12%     (3)
  Hitachi Computer Products                      (3)               (3)        $  17.3           (3)     (3)     14%
  NTT-PC Communications                          (3)               (3)        $  15.8           (3)     (3)     12%
                                             ======            ======         =======         ====    ====    ====

     (1) IBM and Alcatel revenues are attributed to regions based on "point of sale" information. All other revenues are attributed to regions based on the location of the customer.
     (2) North America primarily consists of the United States.
     (3) Accounted for less than 10% of total revenues

  While the Company achieved record revenue growth of 65% for the year ended December 31, 1998, (and 64% in 1997), it can not insure that these rates of growth will continue if at all in future periods.

     Under an agreement with IBM and the Company, IBM has the right to manufacture certain Company products after a specified period of time and pay a royalty to Xylan. As of December 31, 1998, the Company has earned no royalties. Product revenue could be adversely impacted if IBM elects to manufacture the Company's products.

Gross Profit

     Gross margins were 56.7% and 56.1% for the years ended December 31, 1998 and 1997 respectively. The improvements in gross margins were the result of a number of factors including reductions in component costs, manufacturing efficiencies and channel mix. The increases in gross margins were partially offset by product mix (OmniStack generally have lower gross margins then OmniSwitch) and competitive market pricing and discount levels. After initial product introduction, the Company's strategy is to seek to reduce component costs, particularly by integrating newly developed ASICS into such products. The timing and execution of new product introductions and integration of new ASICS may also impact gross margins negatively through additional excess or obsolete inventories. The Company expects gross margins in 1999 to be comparable to those in 1998.

Research and Development Expenses

     Research and development expenses increased to $41.3 million for the year ended December 31, 1998 as compared to $25.9 million in 1997. The increases in research and development were primarily due to the hiring of additional engineers and an increase in prototype material costs for new product development. As of December 31, 1998, the company employed 292 people in engineering as compared to 187 employees as of December 31, 1997. As a percentage of total revenues, research and development decreased from 12.3% to 11.9%.

     The market for the Company's products is characterized by frequent new product introductions and rapidly changing technology and industry standards, any of which can impact Xylan's existing product offerings. As a result, the Company's success will depend to a substantial degree upon its ability to develop and introduce in a timely fashion new products and enhancements to its existing products that meet changing customer requirements and emerging industry standards. Accordingly, the Company expects to continue to make substantial investments in research and development and anticipates that research and development expenses will continue to increase in 1999 in absolute dollars. To date, the Company has not capitalized any development costs and does not anticipate capitalizing any such costs in the foreseeable future.

Sales and Marketing Expenses

     Sales and marketing expenses increased to $91.1 million for the year ended December 31, 1998 as compared to $60.4 million in 1997. The increase in spending is attributable to the hiring of additional direct sales personnel around the world, additional promotional and advertising campaigns to support the direct sales force and higher commissions as a result of the increased revenues. As of December 31, 1998, the Company employed 525 employees in sales and marketing, as compared to 361 employees as of December 31, 1997. As the Company continues to expand its direct sales force, adding personnel and offices worldwide and to introduce new products and enhancements of existing products, it expects that sales and marketing expenses will continue to increase in absolute dollars in 1999. As a percentage of total revenues, sales and marketing expenses decreased from 28.6% to 26.2%.

General and administrative expenses

     General and administrative expenses increased to $9.6 million for the year ended December 31, 1998 as compared to $7.0 million in 1997. As a percentage of revenue, general and administrative expense was 2.8% at December 31, 1998, as compared to 3.3% as of December 31, 1997. The increase in absolute dollars represents additions in personnel and systems to support the growth in the Company's business. The Company expects general and administrative expenses to increase in absolute dollars during 1999.

Interest Income

     Interest income was $5.2 million and $6.7 million for the years ended December 31, 1998 and 1997 respectively. The decrease in interest income is a result of lower average cash balances due to the repurchase of the Company's stock as discussed further below and also from the Company earning less interest on tax exempt investments, which have lower pre-tax yield but higher after-tax yield

Provision for Income Taxes

     During 1998, the Company recorded an effective tax rate of 35% resulting in an income tax provision of $20.8 million for the year ended December 31, 1998. This compares to an effective tax rate of 24% or a provision of $7.6 million for the year ended December 31, 1997. The provision for 1997 benefited from the recognition of certain deferred tax assets, resulting from the reversal of certain valuation allowances based upon management assessment that it was more likely than not that the net deferred tax assets will be realized based upon carryback potential, existing temporary differences and expectations of future taxable income levels.

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

Liquidity And Capital Resources

     The Company's principal source of liquidity as of December 31, 1998 consisted of $42.3 million in cash and equivalents and $16.9 million in short term investments. In addition, the Company had $70.7 million in long term investments. For the year ended December 31, 1998, the Company generated $54.4 million from operating activities. Both inventories and receivables increased as compared to December 31, 1997; however, days sales outstanding improved from 74 days to 63 days, and days of inventory on hand improved from 57 days to 55 days.

     Cash used in investing activities for the year ended December 31, 1998 was $5.7 million. Net maturities of investments of $17.5 million were offset by purchases of $23.3 million in capital expenditures. The capital expenditures were for leasehold improvements, equipment for research and development, additional manufacturing requirements, equipment to support the additional headcount and information systems hardware and software.

     Cash used in financing activities during the year ended December 31, 1998 was $42.2 million. Proceeds from the issuance of stock under the Company's stock plans was $11.2 million. During 1998, the Board of Directors of the Company authorized the Company to repurchase up to 3,000,000 of the Company's common stock, respectively, to offset the dilutive effect of new issuances of common stock under the Company's stock option and stock purchase plans. For the twelve months ended December 31, 1998, the Company repurchased 2,482,500 shares of common stock for $53.2 million. Additional repurchases, if any, of the Company's common stock will be funded from the Company's existing cash and investment balances.

     During 1998, the Company entered into a new ten (10) year lease for a 129,000 square foot building near its current headquarters. The Company is using this facility for its new headquarters and occupied the building in the first quarter of 1999. The Company is in the process of pursuing subleases for a portion of its current headquarters. The Company believes that existing cash and investment balances and cash generated from future operations will be sufficient to meet the Company's requirements for at least the next twelve (12) months.

     The Company's future capital requirements will depend on many factors, including: the rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products and market acceptance of the Company's products. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

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

     The Company is currently evaluating and addressing Year 2000 issues associated with its internal IT computer systems. Most of the Company's IT computer systems are already Year 2000 compliant. The Company expects to finish the evaluation by the second quarter of 1999. Other internal IT computer systems that have been identified as non-compliant will be upgraded to be Year 2000 compliant by June 1999.

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

     Through December 31, 1998, the Company has spent less than $100,000 to implement the Year 2000 compliance program. That amount has been expensed as incurred. The Company estimates that it may spend up to an additional $150,000 for other replacements or upgrades and for communicating with key suppliers and customers. That amount will also be expensed as incurred.

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

     The Company does not yet have a contingency plan to address the Year 2000 problem, but it is expected to create one by June, 1999 if it appears that the Company or its key suppliers and customers will not be Year 2000 compliant and that such non-compliance is expected to have a material adverse impact on the Company's operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Market Risk Disclosures

     The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

     The Company does not use derivative financial instruments.

     Xylan maintains a portfolio of highly liquid cash equivalents maturing within three months or less of purchase. Given the short-term nature of these investments and the fact that the Company has no outstanding debt, the Company is not subject to significant interest rate risk.

     A large portion of Xylan's sales are outside of the United States and the Company has operations, primarily sales and marketing, in foreign locations.
The Company's results could be impacted by factors such as changes in exchange rates or weak economic conditions in foreign markets. However, all of the Company's revenues are denominated in U.S. dollars and thus its foreign exchange risk is limited to foreign currency denominated expenses, which are minimal. Therefore the Company believes that sudden and or significant changes in foreign currency exchange rates would have no significant impact to its results of operations or financial position.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The Company's Consolidated Financial Statements are included in this Form 10-K starting at page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                              Age         Class                            Positions(1)
----                             ----         -----                            ------------

Steve Y. Kim.......................  49         I         President, Chief Executive Officer and Chairman of
                                                          the Board of Directors
Yuri Pikover.......................  37        II         Executive Vice President of Business Development, and
                                                          Director
John L. Walecka....................  38         I         Director
Olivier Houssin....................  45         I         Director
Krish Prabhu.......................  43         I         Director
Martin de Prycker..................  43        II         Director
Hubert de Pesquidoux...............  33        II         Director
John Bailey........................  41                   Vice President of Product Development
Dale J. Bartos.....................  48                   Vice President and Chief Financial Officer
Douglas Hill.......................  46                   Vice President of Corporate Communications
Rene Arvin.........................  39                   Vice President of Worldwide Sales

________________

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

     Mr. Houssin graduated from the Ecole Polytechnique and Telecommunications Engineer and started his career in Thomson CGR, where he had responsibilities in Italy and in the U.S. In 1988, he became Vice President, Operations in Thomson Consumer Electronic, then Executive Vice President in 1991. In 1993, he joined Alcatel to be President of Cables activities in the North America. In 1996 he became a President, Telecom Products Division, Cable and Components sector of Alcatel. In November 1998, he joined the Executive Committee as Executive Vice President of Alcatel Telecom in charge of the Enterprise and Consumer Business Group.

     Mr. Prabhu has been Senior Executive Vice President of the Telecom Sector of Alcatel since November 1998 and Executive Vice President and Member of the Executive Committee of Alcatel since July 1998. Since September 1998, he has been President and Chief Executive Officer of Alcatel USA, located at 1000 Coit Road, Plano, Texas 75075. Mr. Prabhu joined Alcatel in the United States in 1991, becoming President of its Broadband Division in 1996. He is a U.S. citizen.

     Mr. Prycker joined Alcatel in 1982 after obtaining degrees in electrical engineering, computer science and business management. He held various positions within Alcatel's Research Division. In 1984, he was appointed Research Director of Alcatel in Antwerp. In 1996, he became Vice President of the Access Division, responsible for Internet and ADSL. At the end of 1998, he was appointed Network Strategy Director for Alcatel Telecom. In March 1999, he became President of the Internet Division.

     Mr. Hubert de Pesquidoux has a Master in Law, a Master in Business, and PhD in Finance from the Paris University. He began his career in banking with Paribas NY. He then joined Alcatel CIT in 1991, and became Corporate Treasurer in 1995. In September 1998, he was appointed Senior Vice President and CFO of Alcatel USA.

     Mr. Bailey joined the Company in January 1994 and has served in various engineering management positions, most recently as Vice President, Chief Technology Officer and General Manager of Enterprise Division. Prior to joining the Company, Mr. Bailey was an Assistant Vice President for LAN Internetworking Technology at Ascom Timplex, a networking company, from September 1992 to January 1994..

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

Item 11. EXECUTIVE COMPENSATION AND OTHER INFORMATION

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

                          SUMMARY COMPENSATION TABLE

                                                                                                 Long-Term Compensation
                                               Annual Compensation                                       Awards
                                       -----------------------------------------------          ----------------------------------
                                                                               Other
                                                                               Annual           Securities        All Other
Name and Principal                             Salary         Bonus          Compensa           Underlying         Compen
  Position                             Year    ($)(1)        ($)(2)         tion ($)(3)           Options          sation($)
  --------                             ----    ------        ------         ----------          -----------       ----------
Steve Y. Kim.................           1998   236,321       39,325                 --           300,000(4)        30,827(5)
   Chief Executive Officer,             1997   203,944        1,000             16,002                --           45,753(6)
    President and Chairman              1996   160,416           --            134,123                --           49,902(7)
    of the Board

Yuri Pikover.................           1998   197,000       28,875                 --           150,000(8)            --
Executive Vice President,               1997   146,251       11,760                 --                --           11,760(9)
 Business Development                   1996   132,083        9,750                 --                --            7,200(9)

John Bailey..................           1998   175,896       29,496                 --           200,000(10)           --
Vice President/CTO and                  1997   143,559       15,735                 --                --               --
 General Manager, Enterprise            1996   132,083       11,378                 --                --               --
 Div.

Rene Arvin...................           1998   135,759       66,670            131,793           320,000(11)       47,808(12)
Vice President of Worldwide             1997   128,309       20,175             71,917           300,000(13)           --
 Sales                                  1996    93,534           --             29,301           110,000               --

Dale J. Bartos...............           1998   214,984       40,915                 --           158,000(14)           --
Vice President and Chief                1997   178,496       35,979                 --           120,000(15)       23,594(16)
 Financial Officer                      1996        --           --                 --               --                --

1)   Includes amounts deferred under the Company's 401(k) plan.

2) Includes bonuses earned in the year indicated and paid in the subsequent year. Excludes bonuses paid in the year indicated but earned in the preceding year.

3)   Represents amounts paid in commissions.

4) Mr. Kim was granted 300,000 options on January 13, 1998 at an exercise price of $15.25, the closing price of Common Stock on such date. In connection with the Company's repricing program, on September 21, 1998, such options were repriced at $10.50, the closing price of Common Stock on such date.

5) Includes $19,549 as reimbursement for country club expenses and $11,278 as reimbursement for automobile payments.

6) Includes $20,832 as reimbursement for tax and estate planning expenses, $12,321 as reimbursement for country club expenses and $12,600 as reimbursement for automobile payments.

7) Includes $18,509 as reimbursement for tax and estate planning expenses and $15,242 as reimbursement for country club expenses.

8) Mr. Pikover was granted 150,000 options on January 13, 1998 at an exercise price of $15.25, the closing price of Common Stock on such date. In connection with the Company's repricing program, on September 21, 1998, such options were repriced at $10.50, the closing price of Common Stock on such date.

9)   Represents a reimbursement for tax and estate planning expenses.

10) Mr. Bailey was granted 150,000 options on January 13, 1998 at an exercise price of $15.25, the closing price of Common Stock on such date. In connection with the Company's repricing program, on September 21, 1998, such options were repriced at $10.50, the closing price of Common Stock on such date. Mr. Bailey was also granted 50,000 options on October 13, 1998 at an exercise price of $10.6875, the closing price of Common Stock on such date.

11) In connection with the Company's repricing program, on September 21, 1998, all of Mr. Arvin's 300,000 outstanding options on such date were repriced at $10.50, the closing price of Common Stock on such date. Mr. Arvin was also granted 20,000 options on October 13, 1998 at an exercise price of $10.6875, the closing price of Common Stock on such date.

12) Includes $45,833 for housing allowance and $1,975 for taxable relocation assistance.

13) Mr. Arvin was granted 110,000 options on February 21, 1996 and 20,500 on April 2, 1997 at exercise prices of $20.00 and $16.13, respectively, the closing price of the Company's Common Stock on such dates. In connection with the Company's repricing program, on July 23, 1997, such options were repriced at $15.8125, the closing price of the Company's Common Stock on such date. Mr. Arvin was also granted 169,500 options on October 27, 1997 at an exercise price of $14.50, the closing price of the Company's Common Stock on such date.

14) Mr. Bartos was granted 30,000 options on April 14, 1998 at an exercise price of $26.625, the closing price of the Company's Common Stock on such date. In connection with the Company's repricing program, on September 21, 1998, all of Mr. Bartos' 138,000 outstanding options on such date were repriced at $10.50, the closing price of the Company's Common Stock on such date. Mr. Bartos was also granted 20,000 options on October 13, 1998 at an exercise price of $10.6875, the closing price of the Company's Common Stock on such date.

15) Mr. Bartos was granted 100,000 options on January 27, 1997 and 20,000 on April 2, 1997 at exercise prices of $28.12 and $16.13, respectively. In connection with the Company's repricing program, on July 23, 1997, such options were repriced at $15.8125, the closing price of the Company's Common Stock on such date.

16) Includes $12,722 paid as reimbursement for relocation and expenses and $10,872 paid as reimbursement for loss of certain benefits.

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




                      Name (1)                                     Common Stock Beneficially Owned
-----------------------------------------------------         -----------------------------------------
                                                               Number                    Percent (2)
                                                              ----------------         ----------------
Alcatel Data Networks S.A............................           2,814,244 (3)                 6.6%
    12 rue de la Baume
    Paris, France 75008

Amerindo Investment Advisors, Inc....................           2,370,750 (4)                 5.6%
    One Embarcadero Center, Suite 2300
    San Francisco, CA 94111

Franklin Resources Inc...............................           2,223,700 (5)                 5.2%
    777 Mariners Island Blvd
    San Mateo, CA 94494

Pilgrim Baxter & Associates, Ltd.                               2,728,100 (6)                 6.4%
825 Duportail Road
Wayne, PA  19087

Steve Y. Kim.........................................           3,007,000 (7)                 7.0%
    Chairman of the Board, CEO & President

Yuri Pikover.........................................           2,086,251 (8)                 4.9%
    Executive VP, Business Development

Robert C. Hawk, Director as of February 23, 1999.....              60,758 (9)                   *

Trude C. Taylor, Director as of February 23, 1999....            573,264 (10)                 1.4%

John L. Walecka, Director............................            173,205 (11)                   *

John Bailey..........................................            153,081 (12)                   *
    VP/CTO and General Manager, Enterprise Div.

Rene Arvin...........................................            152,622 (13)                   *
    VP of Worldwide Sales

Dale J. Bartos.......................................             54,425 (14)                   *
    VP and CFO

All directors and executive officers as a group                6,438,463 (15)                  15%
    (10 persons)

_______________
*  Less than 1%.

1) The persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the other footnotes to this table. Beneficial ownership is determined in accordance with the rules of the Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after February 23, 1999 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
2)   As of February 23, 1999, 42,486,382 shares were issued and outstanding.
3) This information is based on information in Alcatel's Schedule 14D-1 filed on March 8, 1999.
4) This information is based on a Schedule 13G/A filed by Amerindo Investments Advisors, Inc. on February 12, 1999. Amerindo Investments Advisors, Inc. refers herein to the following persons: Amerindo Investment Advisors, Inc., a California corporation, Amerindo Investment Advisors, Inc., a Panama corporation, the Amerindo Investment Advisors Inc. Profit Sharing Trust (the "Profit Sharing Trust"), the Amerindo Investment Advisors Inc. Money Purchase Plan (together with the Profit Sharing Trust, the "Plans"), the Amerindo Advisors (UK) Limited Retirement Benefits Scheme, Alberto W. Vilar, Gary A. Tanaka, James P.F. Stableford and Renata Le Port. Messrs. Vilar and Tanaka, as the sole shareholders and directors of the entities, share with each other investment and dispositive power as to all of the shares shown as owned by the entities, who otherwise have sole investment and dispositive power with respect thereto, except that each client of the entities has the unilateral right to terminate the advisory agreement with the entity in question on notice which typically need not exceed 30 days. Mr. Vilar is sole trustee of the Plans, and Messrs. Vilar, Tananka, Stableford and Ms. Le Port are joint trustees of the Amerindo Advisors (UK) Limited Retirement Benefits Scheme.
5) This information is based on a Schedule 13G filed by Franklin Resources, Inc. on February 20, 1999. Franklin Resources, Inc. refers herein to the following persons: Charles B. Johnson, Franklin Advisors, Inc., Franklin Resources, Inc., and Rupert H. Johnson, Jr.
6) This information is based on Schedule 13G filed by Pilgrim Baxter & Associates Ltd on February 9, 1999.
7) Includes 805,000 shares of Common Stock held by the Kim Irrevocable Children's Trust dated September 15, 1995, 1,957,500 shares held by Steve
     Y. Kim Living Trust and 244,500 shares of Common Stock issuable upon exercise of options exercisable within 60 days of February 23, 1999. Excludes 20,000 shares of Common Stock held by The Kim Blind Trust, as to which Mr. Kim disclaims voting or investment power. Does not include 100,000 shares of Common Stock issuable upon exercise of options which exercise date will be accelerated to the date immediately prior to the Effective Time of the Merger.
8) Includes 220,000 shares of Common Stock held by the Pikover Irrevocable Children's Trust dated September 15, 1995, 10,000 shares of Common Stock held by the Pikover 1995 Irrevocable Trust dated September 15, 1995, 1,825,000 shares held by the Pikover Trust dated May 18, 1996 and 31,251 shares of Common Stock issuable upon exercise of options exercisable within 60 days of February 23, 1999. Excludes 15,000 shares of Common Stock held by the Pikover Blind Trust, as to which Mr. Pikover disclaims voting or investment power. Does not include 50,000 shares of Common Stock issuable upon exercise of options which exercise date will be accelerated to the date immediately prior to the Effective Time of the Merger.
9) Includes 5,000 shares of Common Stock issuable uopn exercise of options exercisable within 60 days of February 23, 1999. Does not include 10,000 shares of Common Stock issuable upon exercise of unvested options under the Director's Plan which exercise date will be accelerated to the date immediately prior to the Effective Time of the Merger. Mr. Hawk resigned as a Director effective April 5, 1999.
10) Includes 90,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days of February 23, 1999. Does not include 10,000 shares of Common Stock issuable upon exercise of unvested options under the Director's Plan which exercise date will be accelerated to the date immediately prior to the Effective Time of the Merger. Mr. Taylor resigned as a Director effective April 5, 1999.
11) Includes 47,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days of February 23, 1999. Does not include 10,000 shares of Common Stock issuable upon exercise of unvested options under the Director's Plan which exercise date will be accelerated to the date immediately prior to the Effective Time of the Merger.

12) Includes 150,500 shares of Common Stock issuable upon exercise of options exercisable within 60 days of February 23, 1999.
13) Includes 151,368 shares of Common Stock issuable upon exercise of options exercisable within 60 days of February 23, 1999.
14) Includes 53,834 shares of Common Stock issuable upon exercise of options exercisable within 60 days of February 23, 1999.
15) Includes an aggregate of 842,702 shares of Common Stock held by directors and executive officers which are issuable upon exercise of options exercisable within 60 days of February 23, 1999.

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

     In January 1997, Brentwood VI Management Partners, L.P., whose general partners are also general partners of Brentwood VI Ventures, L.P., the general partner of Brentwood Associates VI, L.P., provided a car to Steve Y. Kim valued at $139,827. John Walecka, a general partner of Brentwood VI Ventures, L.P., the general partner of Brentwood Associates VI, L.P., is a director of the Company.

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

     In connection with the Merger Agreement executed on March 1, 1999,
Messrs. Kim, Pikover and Walecka entered into Shareholder Agreements and Mr. Kim entered into an Employment Agreement effective as of the closing of the Merger, as described in the Schedule 14D-9. As a condition of the Merger and as part of the Shareholder Agreements, Messrs. Kim and Pikover have agreed to terminate their Change of Control Agreements and waive the benefits thereof upon the closing of the Merger.

     In February 1999, the Board of Directors of the Company agreed (i) to accelerate the vesting of certain performance-milestone based option grants to Messrs. Kim and Pikover for 100,000 and 50,000 shares, respectively, upon the closing of the Merger, (ii) to accelerate the vesting of all option grants under the Company's 1995 Directors' Stock Option Plan, and (iii) to have the Company pay the reasonable legal fees and expenses for Messrs. Kim and Pikover in connection with the negotiation of their Shareholder Agreements and Mr. Kim's Employment Agreement.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                  Page
                                                                                                --------
(a)(1)  Consolidated Financial Statements:
                Independent Auditors' Report.................................................     F-1
                Consolidated Balance Sheets at December 31, 1998 and 1997....................     F-2
                Consolidated Statements of Operations for the Years ended
                   December 31, 1998, 1997, and 1996.........................................     F-4
                Consolidated Statements of Shareholders' Equity for the
                   Years ended December 31, 1998, 1997, and 1996.............................     F-5
                Consolidated Statements of Cash Flows for the Years ended
                   December 31, 1998, 1997, and 1996.........................................     F-6
                Notes to Consolidated Financial Statements...................................     F-7

 (2)  Consolidated Financial Statement Schedule:
                II-Valuation and Qualifying Accounts.........................................     S-1

  All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

 (3) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number          Description
------          -----------
   2.1          Form of Offer to Purchase, dated March 8, 1999.(5)
   2.2          Agreement and Plan of Merger, dated as of March 1, 1999, among Registrant, Zeus Acquisition Corp. ("Sub"), and Alcatel.(5)
   2.3          Stock Option Agreement, dated as of March 1, 1999, among Registrant, Sub, and Alcatel.(5)
   3.1          Amended and Restated Articles of Incorporation of Registrant.(1)
   3.2          Amended and Restated Bylaws of Registrant.(8)
   4.1          Form of Common Stock Certificate.(1)
   4.2          Preferred Shares Rights Agreement dated as of April 17, 1997 between the Registrant and the First National
                Bank of Boston, including Certificate of Determination of Rights, Preferences and Privileges of Series A
                Participating Preferred Stock, the Form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.(2)
   4.3          Amendment No. 1 to Preferred Shares Rights Agreement, dated as of March 2, 1999.(6)
   9.1          Shareholder Agreement between Alcatel, Sub, Yuri Pikover and Pikover 1995 Irrevocable Trust, Pikover
                Trust, and Pikover Irrevocable Children's Trust dated as of March 1, 1999.(5)
   9.2          Shareholder Agreement between Alcatel, Sub, Steve Y. Kim and Steve Y. Kim Living Trust and Kim Irrevocable
                Children's Trust dated as of March 1, 1999.(5)
   9.3          Shareholder Agreement between Alcatel, Sub, and John Walecka dated as of March 1, 1999.(5)
  10.1          Form of Indemnification Agreement.(1)
  10.2          1993 Stock Incentive Plan.(1)
  10.3          Form of 1996 Employee Stock Purchase Plan and related agreements.(1)
  10.4          Form of 1996 Directors' Option Plan and related agreements.(1)
  10.5          Form of amended 1996 Stock Plan.(4)

Exhibit
Number             Description
-------            -----------
  10.6          Fourth Restated Registration Rights Agreement among the Registrant and certain security holders of the
                Registrant, dated as of December 11, 1995.(1)
  10.7          Lease Agreement between the Registrant and Malibu Canyon Office Partners, L.P. dated as of April 14, 1994, as amended November 3, 1994, January 2, 1995, and April 25, 1995.(1)
  10.8          Security and Loan Agreement dated September 1, 1995 between the Registrant and Imperial Bank.(1)
  10.9          Master Lease Agreement dated as of May 31, 1994, as amended between the Registrant and Dominion Ventures,
                Inc.(1)
 10.10          Master Lease Agreement dated as of June 9, 1995 between the Registrant and Copelco Capital, Inc.(1)
 10.11          Value-Added Product Sales Agreement dated as of July 1, 1995 between the Registrant and Hamilton Hallmark, a division of Avnet, Inc.(1)
 10.12          401(k) Plan.(1)
 10.13          Series C Preferred Stock Agreement dated as of March 13, 1995 between the Registrant and Alcatel Data
                Networks S.A.(1)
 10.14          International Distributor Agreement between the Registrant and Alcatel N.V., dated as of March 13, 1995.(1)
 10.15          Product and Technology Agreement between the Registrant and Alcatel N.V. dated as of March 13, 1995.(1)
 10.16          Original Equipment Manufacturer Agreement dated as of June 14, 1995 between the Registrant and Hitachi
                Computer Products (America), Inc.(1)
 10.17          Original Equipment Manufacturer Agreement dated as of April 12, 1995 between the Registrant and Digital
                Equipment Corporation.(1)
 10.18          Manufacturing and Purchase Agreement dated as of March 28, 1996 between the Registrant and Victron, Inc.(1)
 10.19          Amendment to Manufacturing and Purchase Agreement between Registrant and Victron, Inc. dated as of
                December 30, 1996.(3)
 10.20          Dale Bartos Employment Agreement dated as of January 4, 1997.(3)
 10.21          Form of 1998 Employee Stock Option Plan and related agreements.(4)
 10.22          Form of Change of Control Agreement.(4)
 10.23          Employment Agreement between Sub and Steve Y. Kim, dated as of March 1, 1999.(5)
 10.24          Industrial Real Estate Lease between Cypress Land Company and the Registrant, dated as of June 1, 1998.(7)
 10.25          First Amendment to Industrial Real Estate Lease, dated as of October 19, 1998.(10)
  23.1          Consent of KPMG LLP.(10)
  24.1          Power of Attorney (see page 31).(10)
  27.1          Financial Data Schedule for (current) fiscal year ended December 31, 1998.(10)
  27.2          Restated Financial Data Schedule for fiscal year ended December 31, 1996.(4)
  27.3          Restated Financial Data Schedule three months ended March 31, 1997.(4)

(1) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1 and Amendments thereto, which became effective on May 29, 1996.
(2) Incorporated by reference to exhibits to the Registrant's Registration Statement on Form 8-A filed on August 24, 1997.
(3) Incorporated by reference to exhibits to the Registrant's Annual Report on Form 10-K filed on March 31, 1997.
(4) Incorporated by reference to exhibits to the Registrant's Annual Report on Form 10-K filed on March 31, 1998.
(5) Incorporated by reference to exhibits to Alcatel and Sub's Tender Offer Statement on Schedule 14D-1 filed on March 8, 1999.
(6) Incorporated by reference to an exhibit to the Registrant's Registration Statement on Form8-A/A filed on March 8, 1999.

(7) Incorporated by reference to exhibits to the Registrant's Form 10-Q filed on August 12, 1998.
(8) Incorporated by reference to exhibits to the Registrant's Form 10-Q filed on November 13, 1998.
(9)  Incorporated by reference to an exhibit to the Registrant's
     Solicitation/Recommendation Statement on Schedule 14D-9 filed on March 8, 1999.
(10) Filed herewith.

(b)  Reports on Form 8-K:

     None.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        XYLAN CORPORATION


Date: April14, 1999              By        /S/ Dale J. Bartos
                                     ------------------------------------------
                                                 Dale J. Bartos
                                     Vice President and Chief Financial Officer
                                            (Principal Financial Officer)



                                 By:       /S/ Thomas S. Burns
                                     ------------------------------------------
                                                 Thomas S. Burns
                                           Vice President of Finance
                                           (Chief Accounting Officer)

                               POWER OF ATTORNEY

          KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steve Y. Kim and Dale J. Bartos, his attorneys- in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

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


Signature                                                              Title                                  Date
---------                                                              -----                                  ----
/s/ STEVE Y. KIM                             President, Chief Executive Officer and Chairman             April 14, 1999
------------------------------------------
(Steve Y. Kim)

/s/ DALE J. BARTOS                           Vice President of Finance and Administration                April 14, 1999
------------------------------------------
(Dale J. Bartos)                             and Chief Financial Officer (Principal Financial Officer)

/s/ THOMAS S. BURNS                          Vice President of Finance (Chief Accounting Officer)        April 14, 1999
------------------------------------------
(Thomas S. Burns)

/s/ YURI PIKOVER                             Executive Vice President and Director                       April 14, 1999
------------------------------------------
(Yuri Pikover)

/s/ OLIVIER. HOUSSIN                         Director                                                    April 14, 1999
------------------------------------------
(Olivier Houssin)

/s/ KRISH PRABHU                             Director                                                    April 14, 1999
------------------------------------------
(KrishPrabhu)

/s/ JOHN L. WALECKA                          Director                                                    April 14, 1999
------------------------------------------
(John L. Walecka)

/s/ MARTIN DE PRYCKER                        Director                                                    April 14, 1999
------------------------------------------
(Martin de Prycker)

/s/ HUBERT DE PESQUIDOUX                     Director                                                    April 14, 1999
------------------------------------------
(Hubert de Pesquidoux)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Xylan Corporation:

  We have audited the accompanying consolidated balance sheets of Xylan Corporation and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity and cash flows and the related financial statement schedule for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xylan Corporation and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Los Angeles, California
January 21, 1999, except for Note 15,
  which is as of April 5, 1999

                       XYLAN CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997
                       (In thousands, except share data)


          ASSETS                                     1998      1997
                                                     ----      ----

Current assets:
   Cash and cash equivalents...................   $ 42,343   $ 35,917
   Short-term investments......................     16,887     43,171
   Accounts receivable, net....................     68,642     53,013
   Inventories, net............................     25,911     17,731
   Note receivable.............................      7,500         --
   Deferred income taxes, net..................      9,841      6,100
   Prepaid expenses and other current assets...      3,303      2,892
                                                  --------   --------

      Total current assets.....................    174,427    158,824

Investments....................................     70,671     59,382
Note receivable................................         --      7,500
Property and equipment, net....................     32,799     20,894
Other assets...................................      4,149      4,306
                                                  --------   --------
       Total assets............................   $282,046   $250,906
                                                  ========   ========

          See accompanying notes to consolidated financial statements.

                       XYLAN CORPORATION AND SUBSIDIARIES

                           December 31, 1998 and 1997
                       (In thousands, except share data)


             LIABILITIES AND SHAREHOLDERS' EQUITY                    1998        1997
                                                                     ----        ----
Current liabilities:
 Current installments of capital lease obligations.............     $     43   $    189
 Accounts payable and accrued expenses.........................       38,762     26,382
 Deferred revenue..............................................        9,767      4,317
 Income taxes payable..........................................        5,675      3,002
                                                                      ------     ------
   Total current liabilities...................................       54,247     33,890
Capital lease obligations, less current installments...........           --         17
Deferred revenue...............................................        3,754        899
                                                                      ------     ------
   Total liabilities...........................................       58,001     34,806
                                                                      ------     ------

Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value. Authorized 5,000,000 shares
       none issued or outstanding..............................           --         --
  Common stock, $0.001 par value. Authorized 200,000,000
  shares; issued and outstanding 42,170,020
  and 42,992,600 shares, respectively..........................           42         43
  Additional paid-in capital...................................      156,758    190,731
  Accumulated other comprehensive income, net..................        2,526         --
  Retained earnings............................................       64,719     25,326
                                                                    --------   --------
     Shareholders' equity......................................      224,045    216,100
                                                                    --------   --------
    Total liabilities and shareholders' equity.................     $282,046   $250,906
                                                                    ========   ========

          See accompanying notes to consolidated financial statements.

                       XYLAN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended December 31, 1998, 1997 and 1996
                     (In thousands, except per share data)


                                                           1998       1997       1996
                                                           ----       ----       ----

Revenue.......................................           $347,580   $210,849   $128,456
Cost of revenue...............................            150,567     92,551     57,830
                                                         --------   --------   --------
        Gross profit..................                    197,013    118,298     70,626
                                                         --------   --------   --------
Operating expenses:
        Research and development..........                 41,342     25,875     15,823
        Sales and marketing..................              91,081     60,356     32,590
        General and administrative..........                9,580      7,013      4,397
                                                         --------   --------   --------

Total operating expenses.....................             142,003     93,244     52,810
                                                         --------   --------   --------

        Operating income..............................     55,010     25,054     17,816
Interest income, net...........................             5,183      6,694      5,240
                                                         --------   --------   --------

Income before income taxes............................     60,193     31,748     23,056
Income tax expense...........................              20,800      7,621      7,811
                                                         --------   --------   --------

        Net income..........................             $ 39,393   $ 24,127   $ 15,245
                                                         ========   ========   ========

Net income per share:
       Basic..........................................      $0.92      $0.57      $0.43
       Diluted....................................          $0.83      $0.52      $0.33
                                                         ========   ========   ========

Shares used in per share computations:
       Basic......................................         42,840     42,550     35,870
       Diluted....................................         47,485     46,796     46,381
                                                         ========   ========   ========


          See accompanying notes to consolidated financial statements.

                       XYLAN CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years ended December 31, 1998, 1997 and 1996
                                 (In thousands)

                                                                                          Retained        Accumulated       Net
                                           Preferred                        Additional     earnings          other         share-
                                             Stock               Common       paid-in    (accumulated    comprehensive    holders'
                                      Series A to Series E        stock       capital       deficit)         income        equity
                                      --------------------        -----       -------       --------         ------        ------

Balance at December 31, 1995..........       $  26               $  10        $30,115      $(14,046)        $    --      $  16,105

   Conversion of preferred
     stock to common stock:
       Series A........................        (12)                 12             --            --               --            --
       Series B........................         (8)                  8             --            --               --            --
       Series C........................         (4)                  4             --            --               --            --
       Series D........................         (1)                  1             --            --               --            --
       Series E........................         (1)                  1             --            --               --            --
   Issuances of common stock in
     conjunction with offerings........          --                  5        143,653            --               --       143,658
   Issuances of common stock
     under stock option plans..........          --                  1            349            --               --           350
   Issuance of common stock warrants...          --                 --            274            --               --           274
   Tax benefit attributable to
      stock option plans...............          --                 --          9,507            --               --         9,507
   Unearned compensation amortization..          --                 --            499            --               --           499
   Net income..........................          --                 --             --        15,245               --        15,245
                                               -----             ------       -------        ------            -----       -------
Balance at December 31, 1996...........          --                  42       184,397         1,199               --       185,638

   Issuances of common stock
     under stock option plans..........          --                   1         1,772            --               --         1,773
   Issuances of common stock
     under stock purchase plans........          --                  --         1,690            --               --         1,690
   Cancellation of common
     Stock warrants....................          --                  --         (274)            --               --         (274)
   Tax benefit attributable to
     stock option plan.................          --                  --         2,689            --               --         2,689
   Unearned compensation
     amortization......................          --                  --           457            --               --           457
   Net income..........................          --                  --            --        24,127               --        24,127
                                               -----             ------       -------        ------            -----       -------
Balance at December 31, 1997...........          --                  43       190,731        25,326               --       216,100

   Issuances of common stock
     under stock option plans..........          --                   1         9,704            --               --         9,705
   Issuances of common stock
     under stock purchase plans........          --                   1         1,502            --               --         1,503
   Repurchases of common stock.........          --                 (3)      (53,234)            --               --      (53,237)
   Tax benefit attributable to
     stock option plans................          --                  --         7,702            --               --         7,702
   Unearned compensation amortization..          --                  --           353            --               --           353
Comprehensive Income:
   Net income..........................          --                  --            --        39,393               --        39,393
   Unrealized gain on marketable
     securities, net of tax effect
     of $1,302.........................          --                  --            --            --            2,526         2,526
                                               -----             ------       -------        ------            -----       -------
         Total comprehensive income                                                                                         41,919
                                                                                                                            ------
Balance at December 31, 1998...........     $    --             $    42      $156,758        $64,719          $2,526      $224,045
                                            ========            =======      ========        =======          ======      ========

          See accompanying notes to consolidated financial statements.

                       XYLAN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1998, 1997 and 1996
                                 (In thousands)

                                                                               1998         1997         1996
                                                                            ----------   ----------   ----------
Cash flows from operating activities:
 Net income..............................................................   $  39,393    $  24,127    $  15,245
 Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization..........................................      11,353        7,877        3,581
  Deferred income taxes..................................................      (3,741)      (4,334)      (1,766)
  Expense (benefit) related to warrants..................................          --         (274)         274
  Unearned compensation amortization.....................................         353          457          499
  Change in:
   Accounts receivable...................................................     (15,629)     (26,057)     (13,814)
   Inventories...........................................................      (8,180)      (6,153)      (9,450)
   Prepaid expenses and other current assets.............................        (411)        (645)      (1,864)
   Other assets..........................................................         157          (33)        (785)
   Accounts payable and accrued expenses.................................      12,380        8,622        8,131
   Deferred revenue......................................................       8,305        1,884        2,656
   Income taxes payable..................................................      10,375        5,679        9,519
                                                                             --------     --------     --------
    Net cash provided by operating activities............................      54,355       11,150       12,226
                                                                             --------     --------     --------
Cash flows from investing activities:
 Purchases of property and equipment.....................................     (23,258)     (12,106)     (15,173)
 Advances on note receivable.............................................          --       (1,500)      (6,000)
 Purchases of investments................................................    (315,165)    (192,745)    (147,125)
 Maturities of investments...............................................     332,686      165,475       68,842
                                                                             --------     --------     --------
    Net cash used in investing activities................................      (5,737)     (40,876)     (99,456)
                                                                             --------     --------     --------
Cash flows from financing activities:
 Proceeds from issuances of common stock.................................      11,208        3,463      144,008
 Repurchases of Company common stock.....................................     (53,237)          --           --
 Principal payments under capital lease obligations......................        (163)        (303)        (329)
                                                                             --------     --------     --------
    Net cash (used) provided by financing activities.....................     (42,192)       3,160      143,679
                                                                             --------     --------     --------
    Net increase (decrease) in cash and cash equivalents.................       6,426      (26,566)      56,449
    Cash and cash equivalents at beginning of year.......................      35,917       62,483        6,034
                                                                             --------     --------     --------
Cash and cash equivalents at end of year.................................   $  42,343    $  35,917    $  62,483
                                                                            =========    =========    =========
Supplemental disclosure of cash flow information:
    Cash paid during the year for interest...............................   $      21    $      33    $      97
    Cash paid during the year for income taxes...........................   $  13,710    $   6,177    $     222
                                                                            =========    =========    =========
Supplemental disclosure of noncash investing and financing activities:
    Unrealized gain on marketable securities, net of income tax..........   $   2,526    $      --    $      --
    Income tax benefit resulting from exercise of employee stock options.   $   7,702    $   2,689    $   9,507
                                                                            =========    =========    =========

          See accompanying notes to consolidated financial statements.

                      XYLAN CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1998 and 1997


(1)  Summary of Significant Accounting Policies

 Description of Business

     Since its incorporation in July 1993, Xylan Corporation has focused on the development, marketing and sale of dedicated, high-bandwidth switching systems that easily integrate with and enhance the performance of customers' existing LANs, as well as facilitate migration to new networking technologies.

 Principles of Consolidation

     The consolidated financial statements include the accounts of Xylan Corporation and its wholly and majority-owned subsidiaries (collectively, the Company). All significant inter-company accounts and transactions have been eliminated in consolidation. The minority interest is not considered material.

 Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

 Investment Securities

     The Company accounts for its investment securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investment securities to be classified based on management's intent in one of three categories: held-to-maturity, available-for-sale or trading. The Company has the positive intent and ability to hold its debt securities to maturity and, accordingly, classifies all debt securities as held-to-maturity which are carried at amortized cost. Marketable equity securities are classified as available-for-sale and are recorded at fair value with unrealized gains, net of taxes, included in shareholder's equity.

 Accounts Receivable

     Accounts receivable are shown net of an allowance for doubtful accounts of $1,790,000 and $1,563,000 at December 31, 1998 and 1997, respectively.

 Inventories

     Inventories, consisting principally of component parts, are stated at the lower of cost or market being determined using the first-in, first-out method. Inventories are shown net of valuation reserves of $1,738,000 and $2,635,000 at December 31, 1998 and 1997, respectively.

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

                      XYLAN CORPORATION AND SUBSIDIARIES

 Long-Lived Assets

     The Company adopted the provisions SFAS No. 121, "Accounting for the Impairment of Long - Lived Assets and for Long - Lived Assets to Be Disposed Of," on January 1, 1996. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations or liquidity.

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

                      XYLAN CORPORATION AND SUBSIDIARIES

 Income Taxes

     The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 Net Income Share

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share and became effective for both interim and annual periods ending after December 15, 1997. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the SFAS No. 128 requirements.

     In February 1998, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 98 which changes the calculation of earnings per share in periods prior to initial public offerings as previously applied under SAB No. 83. When a registrant issued common stock, warrants, options, or other potentially dilutive instruments for consideration or with exercise prices below the initial public offering price within a one year period prior to the initial filing of a registration statement relating to an initial public offering, SAB No. 83 required such equity instruments to be treated as outstanding for all periods presented in the filing using the anticipated initial public offering price and the treasury stock method. Under SAB No. 98, when common stock, options, warrants, or other potentially dilutive instruments have been issued for nominal consideration during the periods covered by income statements in the filing, those nominal issuances are to be reflected in earnings per share calculations for all periods presented. Based on the Company's current understanding of the definition of "nominal consideration", the Company has concluded that during all periods prior to the Company's initial public offering, no equity instruments were issued for nominal consideration. Per share results for periods prior to or including the Company's initial public offering have been restated in accordance with SAB No. 98.

     Basic net income per share was based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share further included the effect of stock options outstanding during the period.

                      XYLAN CORPORATION AND SUBSIDIARIES

The following table sets forth the computation of basic and diluted net income per share (In thousands, except per share data):


                                                                                                 Year Ended December 31,
                                                                                                 -----------------------
                                                                                                1998       1997       1996
                                                                                                ----       ----       ----
Numerator for basic and diluted per share computations -
   Net income available to common shareholders...........................................      $39,393   $24,127   $15,245
                                                                                               =======   =======   =======
Denominator:
   Shares used for basic per share computations
      Weighted average shares outstanding................................................       42,840    42,550    35,870
Effect of diluted securities:
   Stock options.........................................................................        4,645     4,246     5,582
   Preferred Stock.......................................................................           --        --     4,929
                                                                                               -------   -------   -------
      Shares used for diluted per share computations.....................................       47,485    46,796    46,381
                                                                                               =======   =======   =======
Net income per share:
      Basic..............................................................................      $  0.92   $  0.57   $  0.43
      Diluted............................................................................      $  0.83   $  0.52   $  0.33
                                                                                               =======   =======   =======

     Options to purchase 32,000, 637,000 and 968,000 shares at a weighted average exercise price of $27.39, $21.64 and $48.87 were outstanding at December 31, 1998 and 1997, respectively, but were not included in the computation of diluted net income per share because the exercise price of the options was greater than the average market price of the common shares and therefore, the effect would be antidilutive.

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

 Reporting Comprehensive Income

     On January 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains on marketable securities and is presented in the consolidated statements of shareholder's equity. SFAS No. 130 requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

                      XYLAN CORPORATION AND SUBSIDIARIES

 Segment Disclosure

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report financial and descriptive information about reportable operating segments. The Company adopted SFAS No. 131 effective January 1, 1998. The disclosures regarding operating segments are not applicable as the Company only has one operating segment. Substantially all of the Company's long-lived assets are located in the United States. Disclosure regarding the Company's revenue by sales channel, geographic region, product line and significant customers in dollars and as a percentage of total revenue is included in Footnote 11.

 Use of Estimates

     Company management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

 Reclassifications

     Certain amounts in the prior period financial statements have been reclassified to conform with current period presentation.

(2)  Property and Equipment

     Property and equipment, stated at cost, at December 31, 1998 and 1997 are summarized as follows:

                                                                                     1998           1997
                                                                                     ----           ----
                                                                                        (In thousands)
   Furniture and fixtures.......................................................     $ 4,430      $ 2,969
   Manufacture and test equipment...............................................      11,722        6,860
   Computer equipment and purchased software....................................      34,391       21,959
   Leasehold improvements.......................................................       6,118        1,615
                                                                                      ------       ------
      Total property and equipment..............................................      56,661       33,403
   Less accumulated depreciation and amortization...............................      23,862       12,509
                                                                                      ------       ------
      Net property and equipment................................................     $32,799      $20,894
                                                                                      ======       ======

     Assets acquired through capitalized leases, which are included in property and equipment, aggregated $1,176,000 at December 31, 1998 and 1997. Accumulated depreciation related to these assets aggregated $1,133,000 and $841,000 at December 31, 1998 and 1997, respectively.

                      XYLAN CORPORATION AND SUBSIDIARIES

(3)  Investment Securities

     The Company's investment securities at December 31, 1998 and 1997 which are carried at amortized cost and approximate market are summarized as follows:

                                                                 1998        1997
                                                                 ----        ----
                                                                   (In thousands)
           (In thousands)
          Held-to-maturity debt investments:
           Municipal debt...................................    $77,949  $ 85,135
           Federal Government Agency debt...................      6,083     7,099
           Corporate debt...................................         --    10,319
                                                                 ------   -------
              Total held-to-maturity investments............     84,032   102,553

          Available-for-sale investments-Marketable equity
           securities, net of taxes.........................      3,526        --
                                                                 ------   -------
              Total investment securities...................     87,558   102,553

           Current..........................................     16,887    43,171
                                                                -------   -------
           Non-current......................................    $70,671  $ 59,382
                                                                =======   =======

     At December 31, 1998, total net unrealized gain of marketable equity securities aggregated $2,526,000 net of taxes of $1,302,000. Such unrealized gain is included in shareholders equity on the accompanying consolidated balance sheet.

(4)  Note Receivable

     The Company agreed to loan up to $10 million to a contract manufacturer that the Company has subcontracted with for component procurement, kitting and printed circuit board assembly. The Company entered into the agreement to assist the contract manufacturer in meeting the Company's increasing production requirements. The Company purchases a majority of its inventory components from this contract manufacturer. The loan is non-interest bearing, secured by raw materials and electronic components purchased by the contract manufacturer and matures in 1999. At December 31, 1998 and 1997, the note had an outstanding balance of $7.5 million. The note as of December 31, 1998 is classified as a current asset on the accompanying consolidated balance sheet.


(5)  Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses at December 31, 1998 and 1997 consist of the following:

                                                                                     1998        1997
                                                                                     ----        ----
                                                                                     (In thousands)
     Accounts payable.......................................................        $15,142      $10,926
     Accrued payroll and related costs......................................         12,785        7,890
     Accrued warranty.......................................................          1,261        1,256
     Other accrued expenses.................................................          9,574        6,310
                                                                                    -------      -------
           Total accounts payable and accrued expenses......................        $38,762      $26,382
                                                                                    =======      =======

                      XYLAN CORPORATION AND SUBSIDIARIES

(6)  Capital Lease Obligations

     Capital lease obligations at December 31, 1998 and 1997 are summarized as follows:

                                                                               1998           1997
                                                                               ----           ----
                                                                                 (In thousands)
     Capital lease obligations, secured by related assets, payable in
      monthly installments, including interest......................           $  43          $ 206
     Less current installments......................................              43            189
                                                                               -----          -----
           Total capital lease obligations..........................           $  --          $  17
                                                                               =====          =====

(7)  Shareholders' Equity

    Convertible Preferred Stock

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

     In 1998, the Company's Board of Directors authorized the Company to repurchase up to 3,000,000 shares of the Company's common stock to offset the dilutive effect of new common stock issuances under the Company's stock option and stock purchase plans. During the year ended December 31, 1998, the Company repurchased 2,482,500 shares of its common stock for $53,237,000.

    Stock Warrants

     During 1994, the Company granted to an equipment lessor a warrant to purchase 188,076 shares of series A convertible preferred stock of the Company at a price per share of $.325. This warrant was exercisable at grant date and on the effectiveness of the Company's initial public offering was converted into 185,725 shares of common stock.

                      XYLAN CORPORATION AND SUBSIDIARIES

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

(8)  Stock Option Plans

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

     The unearned compensation is recorded as an offset to additional paid-in capital and will be recorded as compensation expense ratably over the related vesting periods. During 1998, 1997 and 1996, the Company recorded $353,000, $457,000 and $499,000 of compensation expense, respectively.

     In September 1998, the Board of Directors approved the repricing of options with an exercise price in excess of $10.50 for all employees. In July 1997, the Board of Directors approved the repricing of options with an exercise price in excess of $15.81 for all employees. In June and July 1996, the Board of Directors approved the repricing of options with an exercise price in excess of $50.75 and $34.75, respectively, for all employees excluding executive officers.

                      XYLAN CORPORATION AND SUBSIDIARIES

1996 Stock Option Plan

     The Company has a 1996 Stock Option Plan (the 1996 Plan) which reserves 8,000,000 shares of the Company's authorized but unissued common stock for option grants. The 1996 Plan provides for the grant to Company employees of incentive stock options and for the grant of nonstatutory stock options to employees and consultants of the Company. Incentive stock options are granted at 100% of fair market value. Nonstatutory stock options granted to certain of the Company's executive officers must be at fair market value and grants to all other persons must be at least 85% of fair market value at grant date. Outstanding options under the 1996 Plan vest in varying increments and expire five to ten years after grant or upon earlier termination.

     In September 1998, the Board of Directors approved the repricing of options with an exercise price in excess of $10.50 for all employees. In July 1997, the Board of Directors approved the repricing of options with an exercise price in excess of $15.81 for all employees. In June and July 1996, the Board of Directors approved the repricing of options with an exercise price in excess of $50.75 and $34.75, respectively, for all employees excluding executive officers.


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

     At December 31, 1998 and 1997, the Company recorded $759,000 and $492,000 in employee payroll deductions which have been included in accounts payable and accrued expenses on the accompanying consolidated balance sheet. During December 31, 1998, 95,471 shares were issued pursuant to the Purchase Plan for aggregate proceeds of $1,502,000. During December 31, 1997, 81,051 shares were issued pursuant to the Purchase Plan for aggregate proceeds of $1,690,000.

    1996 Directors' Stock Option Plan

     The Company has a 1996 Directors' Stock Option Plan (the Directors' Plan) which reserves 150,000 shares of common stock for issuance related to nonstatutory stock options to nonemployee directors of the Company. Options are exercisable at the fair market value of common stock on the grant date and have a term of ten years.

1998 Employee Stock Option Plan

     In January 1998, the Company adopted the 1998 Employee Stock Option Plan (the 1998 Plan) which reserves 1,000,000 shares of the Company's authorized but unissued common stock for option grants. The 1998 Plan provides for the grant of nonstatutory stock options to Company employees, excluding named executive officers. In September 1998, the Board of Directors approved the repricing of options with an exercise price in excess of $10.50 for all employees.

                      XYLAN CORPORATION AND SUBSIDIARIES

Summary Stock Option Activity

     As of December 31, 1998, exercisable options aggregated 3,278,000. Summary stock option activity during the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                                  Number of Options                                    Weighted
                                             ----------------------------------------------------                       Average
                                                                        Directors                                      Exercise
                                             1993 Plan     1996 Plan      Plan          1998 Plan         Total          Price
                                             ---------     ---------     ------         ----------        --------     --------
Balance at December 31, 1995.............    6,375,000            --         --                 --        6,375,000     $  .48

Granted..................................    2,262,000     1,968,000     20,000                 --        4,250,000      35.98
Exercised................................   (1,062,000)           --         --                 --       (1,062,000)       .33
Canceled.................................   (1,238,000)      (37,000)        --                 --       (1,275,000)     27.19
                                             ---------     ---------     ------         ----------        ---------      -----

Balance at December 31, 1996.............    6,337,000     1,931,000     20,000                 --        8,288,000      14.75

 Granted.................................      114,000     4,222,000     30,000                 --        4,366,000      18.37
 Exercised................................    (935,000)      (30,000)        --                 --         (965,000)      1.84
 Canceled................................     (679,000)   (1,265,000)    (5,000)                --       (1,949,000)     19.74
                                             ---------     ---------     ------         ----------        ---------      -----

Balance at December 31, 1997.............    4,837,000     4,858,000     45,000                 --        9,740,000      10.48

 Granted.................................      934,000     3,297,000     20,000          1,052,000        5,303,000      13.04
 Exercised...............................   (1,134,000)     (427,000)        --             (4,000)      (1,565,000)      6.20
 Cancelled...............................     (444,000)     (963,000)   (15,000)          (140,000)      (1,562,000)     13.52
                                             ---------     ---------     ------         ----------        ---------      -----

Balance at December 31, 1998.............    4,193,000     6,765,000     50,000            908,000       11,916,000    $ 8.90
                                             =========     =========    =======         ==========       ==========    ======

Reserved for future issuance.............      356,000       779,000    100,000            588,000         1,823,000
                                             =========     =========    =======         ==========        ==========

                      XYLAN CORPORATION AND SUBSIDIARIES

(9)  Accounting For Stock-Based Compensation

     The Company has adopted the disclosure-only provisions of Statement 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans and warrants. If the Company had elected to recognize compensation cost based on the fair value at the date of grants for award under the plans and warrants (including modified awards), consistent with the method as prescribed by Statement No. 123, net income (loss) and net income (loss) per share for the years ended December 31, 1998, 1997 and 1996 would have changed to the pro forma amounts indicated below (in thousands, except per share data):



                                                                             1998        1997        1996
                                                                             ----        ----        ----
     Net income (loss):
         As reported...................................................      $39,393     $ 24,127    $15,245
         Pro forma.....................................................      $ 1,060     $ (1,672)   $ 7,690
                                                                             =======     ========    =======
     Net income (loss) per share:
         As reported:
          Basic.........................................................     $  0.92     $  0.57     $   0.43
          Diluted ......................................................     $  0.83     $  0.52     $   0.33

     Pro forma:
          Basic.........................................................     $  0.02     $ (0.04)    $   0.21
          Diluted ......................................................     $  0.02     $ (0.04)    $   0.17
                                                                             =======     =======     ========

     The pro forma disclosure of compensation cost under this pronouncement was based on the Black-Scholes single-option pricing model with the following weighted average assumptions for 1998, 1997 and 1996:


                                                                             1998      1997     1996
                                                                             ----      ----     ----
     Expected volatility:.............................................        45%       45%      55%
     Expected risk-free interest rate.................................       4.9%      6.1%     6.2%
     Expected dividend yield..........................................       0.0%      0.0%     0.0%
     Expected option life (in years)..................................       4.5       5.5      5.5
                                                                             ====      ====     ====

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

     Pro forma net income (loss) reflects only options granted in 1998, 1997 and 1996. Therefore the full amount of calculating compensation cost for stock options under Statement No. 123 is not reflected in the pro forma net income
(loss) amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to January 1, 1995 is not considered. The disclosure of compensation cost under this pronouncement may not be representative of the effects on net income
(loss) for future years.

                      XYLAN CORPORATION AND SUBSIDIARIES

     The weighted average fair value of options granted in 1998, 1997 and 1996 was $11.09, $18.37 and $35.98, respectively. The following table summarizes information regarding options outstanding and options exercisable at December 31, 1998:



                                Outstanding Options                      Options Exercisable
             ----------------------------------------------------     ---------------------------
                                                         Weighted                        Weighted
             Range Of    Outstanding At    Remaining     Average      Exercisable At     Average
             Exercise      December 31,    Contractual   Exercise     December 31,       Exercise
              Prices          1998           Life          Price         1998             Price
              -----           ----           ----          -----         ----             -----

           $ 0.06 -  0.38     1,555,000      6.0 years     $ 0.21       924,000          $ 0.18
             1.00    5.25       883,000      6.9             1.85       513,000            1.68
             7.50   10.50     8,126,000      8.7            10.46     1,721.000           10.41
             10.69  30.50     1,351,000      9.5            14.08       120,000           14.25
                              ----------                              ---------
             $0.06  30.50    11,915,000      8.3 years     $ 8.90     3,278,000          $ 6.30
             ============     ==========     =========     ======     =========          ======

 (10)  Income Taxes

     The components of income tax expense for the years ended December 31, 1998, 1997 and 1996 are summarized as follows (in thousands):




     Current:                                                          1998      1997         1996
     -------                                                           ----      ----         ----
        Federal..................................................    $12,829   $ 9,381      $7,454
        State....................................................      2,722     2,480       2,123
        Foreign..................................................      2,474     1,450          --
                                                                      ------    ------       -----
           Total current.........................................     18,025    13,311       9,577
                                                                      ------    ------       -----

     Deferred:
     --------
        Federal..................................................      2,190    (4,712)       (823)
        State....................................................        585      (978)       (943)
                                                                       -----     -----        ----
           Total deferred........................................      2,775    (5,690)      1,766
                                                                      ------     -----       -----
           Total income taxes....................................    $20,800   $ 7,621      $7,811
                                                                     =======     =====      ======

     Total income tax expense differs from expected income tax expense (computed by applying the U.S. Federal corporate tax rate of 35%) for the years ended December 31, 1998, 1997 and 1996 as follows (in thousands):

                                                                               1998       1997       1996
                                                                               ----       ----       ----
       Computed U.S. Federal income taxes..................................   $21,068    $11,112     8,070
       Computed state income taxes, net of Federal benefit.................     2,473      1,765     1,401
       Computed foreign taxes..............................................     1,787      1,450        --
       Benefit from foreign sales corporation..............................    (1,774)      (405)     (867)
       Nondeductible travel and entertainment expense......................        52        587        86
       Tax exempt interest income..........................................    (1,671)      (831)       --
       Research and experimentation credits................................     (1869)      (796)     (598)
       Federal alternative minimum tax.....................................        --         --        71
       Net change in valuation allowance...................................        --     (5,618)     (443)
       Other...............................................................       734        357        91
                                                                              -------    -------    ------
         Income tax expense................................................   $20,800    $ 7,621    $7,811
                                                                              =======    =======    ======


                      XYLAN CORPORATION AND SUBSIDIARIES

     For the years ended December 31, 1998, 1997 and 1996, the Company realized income tax benefits totaling $7,702,000 and $2,689,000 and $9,507,000, respectively, related to exercised stock options. The total income tax benefit related to these deductions is recorded as an addition to additional paid-in capital in the accompanying consolidated balance sheet.

     Under FAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amount of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets (liabilities) at December 31, 1998 and 1997 consist of the following:

                                                                                     1998       1997
                                                                                     ----       ----
                                                                                     (In thousands)
     Deferred tax assets:
      Allowances and reserves...................................................   $ 7,318    $ 6,834
      Accrued expenses..........................................................     2,624      1,749
      Depreciation and amortization.............................................       673     (1,076)
      Other.....................................................................       572        393
                                                                                   -------    -------
         Total gross deferred tax assets........................................    11,187      7,900
                                                                                   -------    -------
     Deferred tax liabilities:
      Foreign taxes.............................................................    (1,234)    (1,357)
      State taxes...............................................................      (112)      (443)
                                                                                   -------    -------
         Total gross deferred tax liabilities...................................    (1,346)    (1,800)
                                                                                   -------    -------
         Net deferred tax assets................................................   $ 9,841    $ 6,100
                                                                                   =======    =======

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

     Based on the level of historical taxable income and projections for future taxable income over the periods in which the level of deferred tax assets are deductible, management believes it is more likely than not that the Company will realize all of the benefits related to these deductible temporary differences at December 31, 1998, accordingly, there is no valuation allowance at either December 31, 1998 or 1997.

(11) Significant Customers, Concentration Of Credit Risk And Export Sales

     The Company operates in a single industry segment encompassing the design, development, manufacture, marketing and technical support of internetworking products and services.

                      XYLAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

    Significant Customers

     For years ended December 31, 1998, 1997 and 1996 customers comprising 10% or more of revenue are as follows:

                                                                   1998    1997    1996
                                                                   ----    ----    ----
     IBM......................................................     18.0%   21.5%   11.7%
     Alcatel..................................................     15.8%   11.6%      *
     Hitachi Computer Products................................        *       *    13.5%
     NTT PC Communications....................................        *       *    12.3%

* -- Percentage is less than 10%

    Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. The credit risk associated with accounts receivable is mitigated by the Company's credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions.

     The Company's two major customers in 1998, each of whom accounted for more than 10% of revenue, aggregated 10% and 9%, respectively, of accounts receivable at December 31, 1998.

     The Company's two major customers in 1997, each of whom accounted for more than 10% of revenue, aggregated 23% and 17%, respectively, of accounts receivable at December 31, 1997.

    Revenues by Geographic Area, Channel and Product Line

     Revenues by geographic area, channel and product line for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                                   1998        1997       1996
                                                                   ----        ----       ----
                                                                         (In thousands)
     Geographic Area:
      North America............................................    $173,701   $ 98,823   $ 62,767
      Asia.....................................................      50,428     45,864     48,092
      Europe...................................................     112,552     60,069     16,359
      Other....................................................      10,899      6,093      1,238
                                                                   --------   --------   --------
           Total revenue.......................................    $347,580   $210,849   $128,456
                                                                   ========   ========   ========
     Revenues by channel:
     Channel:
      OEM......................................................    $120,143   $ 77,132   $ 59,432
      System Integrator and direct.............................     227,437    133,717     69,024
                                                                   --------   --------   --------
           Total revenue......................................     $347,580   $210,849   $128,456
                                                                   ========   ========   ========

                      XYLAN CORPORATION AND SUBSIDIARIES



                                                                  1998       1997       1996
                                                                  ----       ----       ----
     Product Line:
      OmniSwitch...............................................   $275,576   $191,379   $116,259
      Omniswitch/Router........................................     13,385         --         --
      OmniStack................................................     51,632         --         --
      PizzaSwitch..............................................      7,017     19,470     12,197
                                                                  --------   --------    -------
          Total revenue.......................................    $347,580   $210,849   $128,456
                                                                  ========   ========   ========


(12) Employee Benefit Plan

     The Company has a defined contribution 401(k) plan. The plan covers all full-time employees who are at least 21 years of age and have completed one year of service. Participants may contribute 1% to 12% of their pretax compensation. The plan permits the Company to make matching contributions up to 25% of the participant's contribution to a maximum of $2,000 and the matching contributions vest over five years. The Company's matching contribution for 1998, 1997 and 1996 was $762,000, $459,000 and $265,000, respectively.

(13) Commitments and Contingencies

     The Company is obligated under noncancelable operating lease agreements for equipment and facilities expiring on various dates through 2009. Rental expense for the years ended December 31, 1998, 1997 and 1996 aggregated $4,134,000, $3,096,000 and $1,482,000, respectively.

     Future annual minimum rental commitments under noncancelable operating leases at December 31, 1998 are as follows (in thousands):

     Year ended December 31:

         1999..........................  $ 3,813
         2000..........................    3,372
         2001..........................    3,216
         2002..........................    2,633
         2003..........................    1,409
         Thereafter....................    6,754
                                           -----
                                         $21,197
                                         =======

     The Company is involved in various investigations, lawsuits and claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(14) Selected Quarterly Financial Data (Unaudited)

     Selected quarterly financial data for 1998 and 1997 is as follows:

                                                                                Three months ended
                                                                   ------------------------------------------------
                                                                   December 31   September 30   June 30    March 31
                                                                   -----------   ------------   --------   --------
                                                                        (In thousands, except per share data)

1998:
 Revenue........................................................       $97,399        $91,133    $83,678    $75,370
 Gross profit...................................................        55,037         51,708     47,550     42,718
 Operating income...............................................        15,192         14,632     13,600     11,586
 Net income.....................................................        10,968         10,438      9,603      8,384
 Net income per share basic.....................................          0.26           0.24       0.22       0.19
 Net income per share - diluted.................................          0.23           0.22       0.20       0.18


1997:
 Revenue........................................................       $64,202        $53,517    $45,122    $48,008
 Gross profit...................................................        36,287         29,799     24,867     27,345
 Operating income...............................................         8,609          5,542      3,262      7,641
 Net income.....................................................         6,562          4,607      7,090      5,868
 Net income per share  basic....................................          0.15           0.11       0.17       0.14
 Net income per share  diluted..................................          0.14           0.10       0.15       0.13


(15) Subsequent Event

     Xylan and Alcatel, a French corporation ("Alcatel"), and Zeus Acquisition Corp., a California corporation and a wholly owned subsidiary of Alcatel ("Sub"), entered into an Agreement and Plan of Merger dated as of March 1, 1999 (the "Merger Agreement"), pursuant to which and subject to the conditions thereof, Xylan will become a wholly-owned indirect subsidiary of Alcatel through the merger of Sub with and into Xylan (the "Merger").

     On April 5, 1999, Alcatel announced that it successfully completed its tender offer (the "the Offer") to purchase the outstanding shares of Xylan for $37 per share. The tender offer expired at 12:00 midnight, New York City time, on Friday, April 2, 1999. Based on a preliminary count, approximately 97% of the outstanding shares of Xylan (together with shares already owned by Alcatel) were tendered. Alcatel has accepted for purchase all of these shares. Following the closing of the Offer, Alcatel appointed a majority of the directors of Xylan.

     Under California Law, since Sub has acquired pursuant to the Offer at least 90% of the outstanding Xylan shares, it will be able to approve the Merger Agreement and the transactions contemplated thereby, including the Merger, without a vote of the shareholders of Xylan. Alcatel, Sub and Xylan have agreed in the Merger Agreement to take, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, all necessary and appropriate action to cause the Merger to become effective as soon as practicable after the acceptance of the payment for Xylan shares by Sub pursuant to the Offer, without a meeting of shareholders of Xylan, in accordance with Section 1110 of the California General Corporation Law.

     Alcatel expects the Merger to be completed by the end of April. As a result of the Merger, the shares of Xylan that were not tendered in the tender offer will be converted into the right to receive $37 per share in cash and Xylan will become a wholly-owned indirect subsidiary of Alcatel.

     On March 2, 1999, an action entitled Daniel W. Krasner v. Xylan Corporation et. al. was filed, on March 5, 1999, an action entitled Jay Gentile v. Xylan Corporation et. al. was filed, and on March 9, 1999, an action entitled Marilyn Mandel v. Xylan Corporation et. al. was filed, each in the Superior Court of the State of California, for the County of Los Angeles, in which the respective plaintiffs named as defendants the Company, the directors of the Company and Alcatel. The complaints purport to assert claims on behalf of all public shareholders of the Company. The complaints allege that Alcatel and the members of the Company Board have breached their fiduciary duties to the Company and that Alcatel used its relationship with the Company and the Company Board to force the Company Board to accept an inadequate proposal. The complaints seek class certification and other equitable and monetary relief, including enjoining the Offer and the Merger or awarding damages. Alcatel and the Company believe that the allegations are without merit and intend to vigorously contest these actions. There can be no assurance that the defendants will be successful.

                       XYLAN CORPORATION AND SUBSIDIARIES

                                  Schedule II
                       Valuation and Qualifying Accounts
                  Years Ended December 31, 1998, 1997 and 1996






                                                                   Balance at                                 Balance at
                                                                    Beginning    Charged to                      end
                                                                     of Year      Expense      Deductions      of Year
                                                                   ----------    ----------    ----------     ----------
 Year ended December 31, 1998:
   Allowance for doubtful accounts.............................    $1,563,000    $1,093,000      $866,000      $1,790,000
   Allowance for excess and obsolete inventory.................     2,635,000       821,000      1,718,00       1,738,000

 Year ended December 31, 1997:
   Allowance for doubtful accounts.............................       270,000      1,293,000           --       1,563,000
   Allowance for excess and obsolete inventory.................       458,000      2,177,000           --       2,635,000

 Year ended December 31, 1996:
   Allowance for doubtful accounts.............................       376,644         35,056      141,700         270,000
   Allowance for excess and obsolete inventory.................      $132,400       $355,423      $29,823        $458,000


                               INDEX TO EXHIBITS

Number                     Description
------                     -----------
2.1        Form of Offer to Purchase, dated March 8, 1999.(5)
2.2        Agreement and Plan of Merger, dated as of March 1, 1999, among Registrant, Zeus Acquisition Corp. ("Sub"), and Alcatel.(5)
2.3        Stock Option Agreement, dated as of March 1, 1999, among Registrant, Sub, and Alcatel.(5)
3.1        Amended and Restated Articles of Incorporation of Registrant.(1)
3.2        Amended and Restated Bylaws of Registrant.(8)
4.1        Form of Common Stock Certificate.(1)
4.2        Preferred Shares Rights Agreement dated as of April 17, 1997 between the Registrant and the First National
           Bank of Boston, including Certificate of Determination of Rights, Preferences and Privileges of Series A
           Participating Preferred Stock, the Form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.(2)
4.3        Amendment No. 1 to Preferred Shares Rights Agreement, dated as of March 2, 1999.(6)
9.1        Shareholder Agreement between Alcatel, Sub, Yuri Pikover and Pikover 1995 Irrevocable Trust, Pikover
           Trust, and Pikover Irrevocable Children's Trust dated as of March 1, 1999.(5)
9.2        Shareholder Agreement between Alcatel, Sub, Steve Y. Kim and Steve Y. Kim Living Trust and Kim Irrevocable
           Children's Trust dated as of March 1, 1999.(5)
9.3        Shareholder Agreement between Alcatel, Sub, and John Walecka dated as of March 1, 1999.(5)
10.1       Form of Indemnification Agreement.(1)
10.2       1993 Stock Incentive Plan.(1)
10.3       Form of 1996 Employee Stock Purchase Plan and related agreements.(1)
10.4       Form of 1996 Directors' Option Plan and related agreements.(1)
10.5       Form of amended 1996 Stock Plan.(4)
10.6       Fourth Restated Registration Rights Agreement among the Registrant and certain security holders of the
           Registrant, dated as of December 11, 1995.(1)
10.7       Lease Agreement between the Registrant and Malibu Canyon Office Partners, L.P. dated as of April 14, 1994, as amended November 3, 1994, January 2, 1995, and April 25, 1995.(1)
10.8       Security and Loan Agreement dated September 1, 1995 between the Registrant and Imperial Bank.(1)
10.9       Master Lease Agreement dated as of May 31, 1994, as amended between the Registrant and Dominion Ventures,
           Inc.(1)
10.10      Master Lease Agreement dated as of June 9, 1995 between the Registrant and Copelco Capital, Inc.(1)
10.11      Value-Added Product Sales Agreement dated as of July 1, 1995 between the Registrant and Hamilton Hallmark, a division of Avnet, Inc.(1)
10.12      401(k) Plan.(1)
10.13      Series C Preferred Stock Agreement dated as of March 13, 1995 between the Registrant and Alcatel Data
           Networks S.A.(1)
10.14      International Distributor Agreement between the Registrant and Alcatel N.V., dated as of March 13, 1995.(1)
10.15      Product and Technology Agreement between the Registrant and Alcatel N.V. dated as of March 13, 1995.(1)
10.16      Original Equipment Manufacturer Agreement dated as of June 14, 1995 between the Registrant and Hitachi
           Computer Products (America), Inc.(1)
10.17      Original Equipment Manufacturer Agreement dated as of April 12, 1995 between the Registrant and Digital
           Equipment Corporation.(1)
10.18      Manufacturing and Purchase Agreement dated as of March 28, 1996 between the Registrant and Victron, Inc.(1)
10.19      Amendment to Manufacturing and Purchase Agreement between Registrant and Victron, Inc. dated as of
           December 30, 1996.(3)


Number                     Description
-----                      -----------
10.20     Dale Bartos Employment Agreement dated as of January 4, 1997.(3)
10.21     Form of 1998 Employee Stock Option Plan and related agreements.(4)
10.22     Form of Change of Control Agreement.(4)
10.23     Employment Agreement between Sub and Steve Y. Kim, dated as of March 1, 1999.(5)
10.24     Industrial Real Estate Lease between Cypress Land Company and the Registrant, dated as of June 1, 1998.(7)
10.25     First Amendment to Industrial Real Estate Lease, dated as of October 19, 1998.(10)
23.1      Consent of KPMG LLP.(10)
24.1      Power of Attorney (see page 31).(10)
27.1      Financial Data Schedule for (current) fiscal year ended December 31, 1998.(10)
27.2      Restated Financial Data Schedule for fiscal year ended December 31, 1996.(4)
27.3      Restated Financial Data Schedule three months ended March 31,1997.(4)

________

(1) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1 and Amendments thereto, which became effective on May 29, 1996.
(2) Incorporated by reference to exhibits to the Registrant's Registration Statement on Form 8-A filed on August 24, 1997.
(3) Incorporated by reference to exhibits to the Registrant's Annual Report on Form 10-K filed on March 31, 1997.
(4) Incorporated by reference to exhibits to the Registrant's Annual Report on Form 10-K filed on March 31, 1998.
(5) Incorporated by reference to exhibits to Alcatel and Sub's Tender Offer Statement on Schedule 14D-1 filed on March 8, 1999.
(6) Incorporated by reference to an exhibit to the Registrant's Registration Statement on Form8-A/A filed on March 8, 1999.
(7) Incorporated by reference to exhibits to the Registrant's Form 10-Q filed on August 12, 1998.
(8) Incorporated by reference to exhibits to the Registrant's Form 10-Q filed on November 13, 1998.
(9) Incorporated by reference to an exhibit to the Registrant's Solicitation/Recommendation Statement on Schedule 14D-9 filed on March 8, 1999.
(10) Filed herewith.